Form 10QSB
period 2005-09-30
KONIGSBERG CORP
filed 2005-12-14
CIK 1326780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended September 30, 2005

☐ Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the transition period ________ to  ________

COMMISSION FILE NUMBER 000-51594

KONIGSBERG CORPORATION
(Exact name of small business issuer as specified in its charter)

NEVADA	98-0455906
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

435 Martin Street, Suite 3220
Blaine, WA 98230	(360) 332-3462
(Address of principal executive offices)	Issuer's telephone number

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the
Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the
Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of December 5, 2005, the Issuer had 19,400,000 Shares of
Common Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended September 30, 2005 are not necessarily indicative of the results that can be expected for the year ending March 31, 2006.

As used in this Quarterly Report, the terms "we", "us", "our", and “Konigsberg” mean Konigsberg Corporation and its subsidiaries, unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

KONIGSBERG CORPORATION
(An Exploration Stage Company)

SECOND QUARTER CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005
(Unaudited)
(Stated in U.S. Dollars)

KONIGSBERG CORPORATION
(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS
(Stated in U.S. Dollars)

	SEPTEMBER 30	MARCH 31
	2005	2005
	(Unaudited)	(Audited)

ASSETS

Current
Cash	$70,948	$84,893
Prepaid expenses	245	4,301

	$71,193	$89,194

LIABILITIES

Current
Accounts payable and accrued liabilities	$6,258	$2,508

STOCKHOLDERS’ EQUITY

Share Capital (Note 5)
Authorized:
100,000,000 common voting shares with a par value
of $0.001 per share
100,000,000 preferred shares with a par value of
$0.001 per share

Issued and outstanding:
19,400,000 shares at September 30, 2005 and
18,800,000 shares at March 31, 2005	19,400	18,800

Additional Paid-In Capital	84,600	79,200

Deficit Accumulated During The Exploration Stage	(39,065)	(11,314)
	64,935	86,686

	$71,193	$89,194

The accompanying notes are an integral part of these financial statements.

KONIGSBERG CORPORATION
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited)
(Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
	THREE	SIX	INCEPTION
	MONTHS	MONTHS	NOVEMBER 3
	ENDED	ENDED	2004 TO
	SEPTEMBER 30	SEPTEMBER 30	SEPTEMBER 30
	2005	2005	2005

Revenue	$-	$-	$-

Expenses
Mineral property exploration expense	3,000	5,000	5,000
Office and sundry	2,996	4,075	5,049
Professional fees	8,380	19,256	26,096
Write down of mineral property interest	-	-	3,500
Gain on foreign exchange	(531)	(580)	(580)

Net Loss For The Period	13,845	$27,751	$39,065

Basic And Diluted Loss Per Share	$(0.00)	$(0.00)

Weighted Average Number Of Common
Shares Outstanding	19,400,000	19,350,825

Prior period comparative figures are not applicable because the Company was incorporated on November 3, 2004.

The accompanying notes are an integral part of these financial statements.

KONIGSBERG CORPORATION
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
	THREE	SIX	INCEPTION
	MONTHS	MONTHS	NOVEMBER 3
	ENDED	ENDED	2004 TO
	SEPTEMBER 30	SEPTEMBER 30	SEPTEMBER 30
	2005	2005	2005

Cash Flows From Operating Activities
Net loss for the period	$(13,845)	$(27,751)	$(39,065)
Item not affecting cash:
Write down of mineral property
interest	-	-	3,500

Changes in non-cash working capital
items:
Accounts payable and accrued
liabilities	4,508	3,750	6,258
Prepaid expenses	3,000	4,056	(245)
	(6,337)	(19,945)	(29,552)

Cash Flows From Financing Activity
Share capital issued	-	6,000	104,000

Cash Flows From Investing Activity
Additions to mineral property interest	-	-	(3,500)

(Decrease) Increase In Cash	(6,337)	(13,945)	70,948

Cash, Beginning Of Period	77,285	84,893	-

Cash, End Of Period	$70,948	$70,948	$70,948

Prior period comparative figures are not applicable because the Company was incorporated on November 3, 2004.

The accompanying notes are an integral part of these financial statements.

KONIGSBERG CORPORATION
(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

PERIOD FROM NOVEMBER 3, 2004 (INCEPTION) TO SEPTEMBER 30, 2005
(Unaudited)
(Stated in U.S. Dollars)

				DEFICIT
	COMMON STOCK			ACCUMULATED
			ADDITIONAL	DURING THE
			PAID-IN	EXPLORATION
	SHARES	AMOUNT	CAPITAL	STAGE	TOTAL

Balance, November 3, 2004
(Date of inception)	-	$-	$-	$-	$-

Shares issued for cash:
November 3, 2004 at
$0.001	10,000,000	10,000	-	-	10,000
February 28, 2005 at
$0.01	8,800,000	8,800	79,200	-	88,000
Net loss for the period	-	-	-	(11,314)	(11,314)

Balance, March 31, 2005	18,800,000	18,800	79,200	(11,314)	86,686

Shares issued for cash:
April 14, 2005 at $0.01	600,000	600	5,400	-	6,000
Net loss for the period	-	-	-	(27,751)	(27,751)

Balance, September 30, 2005	19,400,000	$19,400	$84,600	$(39,065)	$64,935

The accompanying notes are an integral part of these financial statements.

KONIGSBERG CORPORATION
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005
(Unaudited)
(Stated in U.S. Dollars)

1.	BASIS OF PRESENTATION

The unaudited financial information furnished herein reflects all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented. These second quarter financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form SB-2 for the fiscal year ended March 31, 2005. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding fiscal year, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form SB-2 for the fiscal year ended March 31, 2005, has been omitted. The results of operations for the six month period ended September 30, 2005 are not necessarily indicative of results for the entire year ending March 31, 2006.

2.	NATURE AND CONTINUANCE OF OPERATIONS

The Company was incorporated in the State of Nevada on November 3, 2004. The Company is an Exploration Stage Company as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7. The Company has acquired a mineral property located in the Nanaimo Mining Division, British Columbia, Canada, and has not yet determined whether this property contains reserves that are economically recoverable. The recoverability of property expenditures will be dependent upon the discovery of economically recoverable reserves, confirmation of the Company’s interest in the underlying property, the ability of the Company to obtain necessary financing to satisfy the expenditure requirements under the property agreement and upon future profitable production or proceeds for the sale thereof.

These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $39,065 since inception and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

KONIGSBERG CORPORATION
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005
(Unaudited)
(Stated in U.S. Dollars)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgment. Actual results may vary from these estimates.

The financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

	a)	Consolidation

These consolidated financial statements include the accounts of the Company, its wholly owned British Columbia subsidiary, Konigsberg Explorations Inc.

	b)	Mineral Properties and Exploration Expenditures

The Company records its interest in mineral properties at cost. The Company expenses all costs incurred on mineral properties to which it has secured exploration rights, other than acquisition costs, prior to the establishment of proven and probable reserves. When proven and probable reserves are determined for a property and a feasibility study prepared with respect to the property, then subsequent exploration and development costs of the property will be capitalized. The Company regularly performs evaluations of its investment in mineral properties to assess the recoverability and/or the residual value of its investments in these assets. All long-lived assets are reviewed for impairment whenever events or circumstances change which indicate the carrying amount of an asset may not be recoverable, utilizing established guidelines based upon discounted future net cash flows from the asset or upon the determination that certain exploration properties do not have sufficient potential for economic mineralization. To date, the Company has not established the commercial feasibility of its exploration prospects. Therefore, all costs have been expensed. During the period ended March 31, 2005, the Company recorded impairments of $3,500 of its mineral properties.

	c)	Use of Estimates and Assumptions

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

KONIGSBERG CORPORATION
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005
(Unaudited)
(Stated in U.S. Dollars)

4.	MINERAL PROPERTY

Pursuant to a mineral property agreement dated November 3, 2004, the Company purchased a 100% undivided right, title and interest in four mineral claims in an area known as the Nanaimo Lakes claims in the Nanaimo Mining Division for a cash payment of US$3,500 (paid on November 4, 2004).

5.	SHARE CAPITAL

On November 3, 2004, the Company issued 10,000,000 common shares at $0.001 for total cash proceeds of $10,000 to an officer and director of the Company.

On February 28, 2005, the Company issued 8,800,000 common shares at $0.01 for total cash proceeds of $88,000.

On April 14, 2005, the Company issued 600,000 common shares at $0.01 for total cash proceeds of $6,000.

At September 30, 2005, there were no outstanding stock options or warrants.

6.	SUBSEQUENT EVENT

On November 29, 2005, two of the Company’s four mineral claims in the Nanaimo Lakes Mining District were forfeit. The Company no longer holds title to these claims as of the forfeiture date.

ITEM 2.                MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Quarterly Report constitute "forward-looking statements". These statements, identified by words such as “plan”, "anticipate", "believe", "estimate", "should", "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption "Management's Discussion and Analysis or Plan of Operation" and elsewhere in this Quarterly Report. We advise you to carefully review the reports and documents we file from time to time with the United States Securities and Exchange Commission (the “SEC”), particularly our Annual Reports on Form 10-KSB and our Current Reports on Form 8-K.

Overview

We are an exploration stage company engaged in the acquisition and exploration of mineral properties. We acquired a 100% undivided interest in two mineral claims known as the "Nanaimo Lake Claims,” comprised of a four unit grid claim block totaling 100 hectares located nine miles southeast of the town of Nanaimo, British Columbia between the two Nanaimo Lakes located on Vancouver Island, British Columbia. Title to our mineral claims is held by our wholly owned subsidiary, Konigsberg Explorations Inc., the registered owner of the Nanaimo Lake Claims. Our plan of operation is to conduct mineral exploration activities on the Nanaimo Lake Claims in order to assess whether they possess mineral deposits of copper, silver, molybdenum and gold capable of commercial extraction.

We have not earned any revenues to date. We do not anticipate earning revenues until such time as we enter into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such deposits are discovered, that we will enter into further substantial exploration programs.

Acquisition of the Nanaimo Lake Claims

Our wholly owned subsidiary Konigsberg Explorations Inc., a British Columbia company, entered into an arms-length purchase agreement dated November 3, 2004 with Patricia L. Shore, pursuant to which our subsidiary acquired a 100% interest in the Nanaimo Lake Claims for cash consideration of $3,500. Ms. Shore subsequently executed a bill of sale on November 3, 2004, transferring all of Ms. Shore’s interest in the Nanaimo Lakes 1 and Nanaimo Lakes 2 claims to us. Following the completion of Phase I of our exploration program, Ms. Shore executed a bill of sale on June 1, 2005 transferring to us all of Ms. Shore’s interest in two additional claims “Moly 1” and “Moly II” which were staked by Ms. Shore on our behalf. The Moly 1 and Moly II claims were subsequently forfeited on November 29, 2005 after our phase II exploration program revealed poor assay results for the claims.

Description of Property and Location of Nanaimo Lake Mineral Claims

The Nanaimo Lake Claims property is comprised of two mineral claims with a total area of approximately 100 hectares, located nine miles southeast of the town of Nanaimo, British Columbia between the two Nanaimo Lakes located on Vancouver Island, British Columbia.

Recommendations of Geological Report and the Geological Exploration Program

We engaged W.G. Timmins, P.Eng., to prepare a geological evaluation report on the Nanaimo Lake Claims. Mr. Timmins is a consulting professional engineer in the Geological Section of the Association of Professional Engineers and Geoscientists of the Province of British Columbia, Canada. Mr. Timmins attended the Provincial Institute of Mining, Haileybury, Ontario in 1956 and attended Michigan Technological University from 1962-1965, and has been licensed as a professional engineer by the Professional Engineers Association of B.C. since 1969.

The work completed by Mr. Timmins in preparing the geological report consisted of the review of geological data from previous exploration. The acquisition of this data involved the research and investigation of historic files to locate and retrieve data information acquired by previous exploration companies in the area of the mineral claims. The work involved in this data acquisition included report reproduction and compilation of pre-existing information.

We received the geological evaluation report on the Nanaimo Lake Claims entitled "Report on the Nanaimo Lakes Property" prepared by Mr. Timmins on November 20, 2004. The geological report summarizes the results of the history of the exploration of the mineral claims, the regional and local geology of the mineral claims and the mineralization and the geological formations identified as a result of the prior exploration. The geological report also gives conclusions regarding potential mineralization of the mineral claims and recommends a further geological exploration program on the mineral claims.

Phase I of our exploration program was completed in early May, 2005 and we received a report on Phase I from our consulting geologist containing his conclusions on the results of Phase I on May 25, 2005. The Phase I exploratory program was conducted over a period of three days and consisted of confirmation of past results by blast trenching and sampling and relocation of mineralized zones and structural features. The second phase consisting of compilation and correlation of all data and reconnaissance soil geochemical sampling and geological mapping was completed in December 2005. We are presently awaiting the final report on the results of Phase II.

The phased program of exploration activities is intended to generate and prioritize targets to test by trenching or drilling. The initial exploration activities on the Nanaimo Lake Claims (grid establishment, geological mapping, soil sampling, staking of additional claims) do not involve ground disturbance and as a result do not require a work permit. Any follow-up trenching and/or drilling will require permits, applications which are expected to be submitted well in advance of the planned work.

Our cash on hand as of September 30, 2005 is $70,948. We will require additional financing in order to proceed with any additional work beyond Phase II of our exploration program. We presently do not have any arrangements for additional financing for exploration work beyond Phase II of our exploration program, and no potential lines of credit or sources of financing are currently available for the purpose of proceeding with exploration work beyond Phase II of our exploration program.

The geological review and interpretations required in Phase II of the exploration program were comprised of reviewing the data acquired and analyzing this data to assess the potential mineralization of the mineral claims. Geological review entails the geological study of an area to determine the geological characteristics, identification of rock types and any obvious indications of mineralization. The purpose of undertaking the geological review is to determine if there is sufficient indication of mineralization to warrant additional exploration. Positive results at each stage of the exploration program would be required to justify continuing with the next stage. Such positive results would include the identification of the zones of mineralization.

Current State of Exploration

We have only recently commenced exploration of the Nanaimo Lake Claims and this exploration is currently in the preliminary stages. Our planned exploration program is exploratory in nature and no mineral reserves may ever be found.

The results of the November 20, 2004 geological report on the Nanaimo Lake Claims prepared by our geological consultant, Mr. Timmins, concluded that the claims occur in a favorable geological environment for the occurrence of gold-silver-copper-molybdenum mineralization. Molybdenum mineralization is known to occur in proximity and to the north of our property. The report suggested that we proceed with the three phase exploration program outlined above and acquire additional claims to the north of the Nanaimo Lake Claims property to cover the known molybdenite showings.

Phase I- Exploration Program

Phase I of our exploration program was completed in early May, 2005. We received a report on Phase I of our exploration program on May 25, 2005. The Phase I exploratory program was conducted over a period of three days and consisted of confirmation of past results by blast trenching and sampling and relocation of mineralized zones and structural features. We received a report on Phase I from our consulting geologist on October 29, 2004. Two additional mineral claims adjoining the Nanaimo Lake 1 and 2 claims were staked on our behalf and were recorded as the Moly I and Moly II claims. Pursuant to the Phase I report, relocation of the showings on the Nanaimo Lake Claims was difficult due to thick new growth of vegetation and underbrush; however, one pit containing strong quartz vein six feet in width was sampled revealing the following results:

Sample No.	Type	Copper %	Au Oz/ton
NL 1	Grab	0.19	<0.06
NL 2	Grab	0.04	<0.06
NL 3	Grab	0.19	<0.06
NL 4	Grab	0.01	<0.06
NL 5	Grab	Trace	<0.06

The Phase I report indicated the presence of copper and low gold values with minor silver credits. The report recommended that additional prospecting be carried out in order to locate the other known reported showings on the Nanaimo Lake Claims, as well as further trenching and sampling of the quartz vein structure as part of Phase II of our planned exploration program.

Phase II- Exploration Program

The second phase of our exploration program was completed in December, 2005 and we expect to receive a final report on the results of Phase II from our geologist in early 2006. Based on the preliminary assay results on the Moly 1 and Moly II claims, we determined to forfeit our interest in these claims. Also, based on the preliminary results of Phase II, our geologist recommended that the Nanaimo Lakes Claims be extended to include an additional 125 hectare area surrounding the Western and Southern portion of the Nanaimo Lakes Claims. We have determined to proceed with our geologist’s recommendation to acquire the additional area and expect to complete the acquisition by January, 2006.

PLAN OF OPERATION

Our plan of operation is to conduct mineral exploration activities on the Nanaimo Lake Claims in order to assess whether the claims possess mineral reserves capable of commercial extraction. Our exploration program is designed to explore for commercially viable deposits of copper, silver, molybdenum and gold mineralization. We have not, nor has any predecessor, identified any commercially exploitable reserves of these minerals on our mineral claims.

We received the geological evaluation report on the Nanaimo Lake Claims entitled "Report on the Nanaimo Lakes Property" prepared by Mr. Timmins on November 20, 2004. The geological report summarizes the results of the history of the exploration of the mineral claims, the regional and local geology of the mineral claims and the mineralization and the geological formations identified as a result of the prior exploration.

In his geological report, Mr. Timmins, recommended that a three phase exploration program, at an approximate cost of $80,000, be undertaken on the property to assess its potential to host copper, silver, molybdenum and gold mineralization. The three phase program consists of the following:

Phase	Exploration Program	Cost	Status
I	1. Staking and recording additional mineral claims. 2. Location and sampling of showing (pits and trenches). 3. Transportation, room and board.	$1,500 $2,500 $1,000	Phase I Completed.
II	1. Trenching and sampling. 2. Geological mapping. 3. E.M. and magnetometer surveys. 4. Transportation, analyses, room and board.	$1,000 $1,500 $5,000 $2,500	Phase II Completed in December, 2005.
III	1. Diamond drilling, est. 2000 feet @ $25 per foot. 2. Logging, sampling, analyses. 3. Transportation, room and board, miscellaneous costs.	$50,000 $10,000 $5,000	To be completed in 2006 based on results of Phase II.
TOTAL		$80,000

Phase I of our exploration program was completed in early May, 2005 and we received a report on Phase I from our consulting geologist containing his conclusions on the results of Phase I on May 25, 2005. The Phase I exploratory program was conducted over a period of three days and consisted of confirmation of past results by blast trenching and sampling and relocation of mineralized zones and structural features. The second phase consisting of compilation and correlation of all data and reconnaissance soil geochemical sampling and geological mapping was completed in December, 2005, and we are presently awaiting a final report on the results of Phase II.

We completed Phase II of the exploration of our Nanaimo Lake Claims in December 2005. We are presently awaiting the final geologist report on the results of Phase II of our exploration program. We will require additional financing in order to proceed with any additional work beyond Phase II of our exploration program. We presently do not have any arrangements for additional financing for exploration work beyond Phase II of our exploration program, and no potential lines of credit or sources of financing are currently available for the purpose of proceeding with exploration work beyond Phase II of our exploration program.

A decision on proceeding beyond the planned Phase II explorations will be made by assessing whether the results of Phase II are sufficiently positive to enable us to obtain the financing we will need for us to continue through additional stages of the exploration program. This assessment will include an assessment of the market for financing of mineral exploration projects at the time of our assessment and an evaluation of our cash reserves after the completion of Phase II. The decision whether or not to proceed will be based on the recommendations of our geological consultant. The decision of the consultant whether or not to recommend proceeding will be based on a number of factors, including his subjective judgment and will depend primarily on the results of the immediately preceding stage.

During this exploration stage, our sole officer and director will only be devoting approximately six to eight hours per week of her time to our business. We do not foresee this limited involvement as negatively impacting our company over the next twelve months as all exploratory work has been and will continue to be performed by outside consultants. Additionally, we will not have a need to hire any employees over the next twelve months; nor do we plan to make any purchases of equipment over the next twelve months due to reliance upon outside consultants to provide all tools needed for the exploratory work being conducted.

We anticipate that we will incur over the next twelve months the following expenses:

Category	Planned Expenditures Over The Next 12 Months (US$)
Legal and Accounting Fees	$10,000
Office Expenses	$3,000
Mineral Property Exploration Expenses	$10,000
TOTAL	$23,000

Our total expenditures over the next twelve months are anticipated to be approximately $23,000. Our cash on hand as of September 30, 2005 is $70,948. We have sufficient cash on hand to pay the costs of Phase II of our proposed exploration program and to fund our operations for the next twelve months. However, we will require additional financing in order to proceed with any additional work beyond Phase II of our exploration program.

Future Financings

We anticipate continuing to rely on equity sales of our common stock in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned business activities.

We presently do not have any arrangements for additional financing for exploration work beyond Phase II of our exploration program, and no potential lines of credit or sources of financing are currently available for the purpose of proceeding with exploration work beyond Phase II of our exploration program.

REVENUE

Our plan of operation is to conduct mineral exploration activities on the Nanaimo Lake Claims in order to assess whether they possess mineral deposits of copper, silver, molybdenum and gold capable of commercial extraction.

We have not earned any revenues to date. We do not anticipate earning revenues until such time as we enter into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such deposits are discovered, that we will enter into further substantial exploration programs.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
			Increase /
	At September 30, 2005	At March 31, 2005	(Decrease)
Current Assets	$71,193	$89,194	(20.2)%
Current Liabilities	6,258	2,508	149.5%
Working Capital	$64,935	$86,686	(25)%

Cash Flows
	Six Months Ended	From Inception to
	September 30, 2005	September 30, 2005
Cash Flows From (Used In) Operating Activities	$(19,945)	$(29,552)
Cash Flows From (Used In) Investing Activities	-	(3,500)
Cash Flows From (Used In) Financing Activities	6,000	104,000
Net Increase (Decrease) In Cash During Period	$(13,945)	$70,948

The decreases in our working capital surplus at September 30, 2005 from March 31, 2005, and the increases in our cash used during the six month period ended September 30, 2005, from the comparable period from inception (November 3, 2004) to March 31, 2005 are primarily a result of the increase in our professional fees related to the professional fees paid in connection with preparing and filing our Registration Statement on Form SB-2 and the amendments thereto and from the fact that we had no revenue or sources of financing during the three month period ended September 30, 2005.

As of September 30, 2005, we had cash on hand of $70,948. Since our inception, we have used our common stock to raise money for our operations and for our property acquisitions. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operation. For these reasons, our auditors stated in their report to our audited financial statements for the period ended March 31, 2005, that there is substantial doubt that we will be able to continue as a going concern.

Future Financing

We anticipate continuing to rely on equity sales of our common stock in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned business activities.

We presently do not have any arrangements for additional financing for exploration work beyond Phase II of our exploration program, and no potential lines of credit or sources of financing are currently available for the purpose of proceeding with exploration work beyond Phase II of our exploration program.

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

CRITICAL ACCOUNTING POLICIES

The consolidated financial statements presented with this Quarterly Report on Form 10-QSB have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information. These financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States generally accepted accounting principles. In the opinion of our management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows as at September 30, 2005 and for all periods presented in the attached financial statements, have been included. Interim results for the three month and six month period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

We have identified certain accounting policies, described below, that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in the notes to our interim financial statements for the period ended September 30, 2005.

a)	Consolidation

The accompanying consolidated financial statements include the accounts of Konigsberg’s wholly owned British Columbia subsidiary, Konigsberg Explorations Inc.

b)	Mineral Properties and Exploration Expenditures

Konigsberg records its interest in mineral properties at cost. Konigsberg expenses all costs incurred on mineral properties to which it has secured exploration rights, other than acquisition costs, prior to the establishment of proven and probable reserves. When proven and probable reserves are determined for a property and a feasibility study prepared with respect to the property, then subsequent exploration and development costs of the property will be capitalized. Konigsberg regularly performs evaluations of its investment in mineral properties to assess the recoverability and/or the residual value of its investments in these assets. All long-lived assets are reviewed for impairment whenever events or circumstances change which indicate the carrying amount of an asset may not be recoverable, utilizing established guidelines based upon discounted future net cash flows from the asset or upon the determination that certain exploration properties do not have sufficient potential for economic mineralization. To date, Konigsberg has not established the commercial feasibility of its exploration prospects. Therefore, all costs have been expensed.

c)	Use of Estimates and Assumptions

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the accompanying financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RISKS AND UNCERTAINTIES

If we do not obtain additional financing, our business will fail.

Our current operating funds are sufficient to complete the proposed exploration program; however, they will be insufficient to complete the full exploration of the mineral claims and begin mining efforts should the mineral claims prove to contain mineral reserves. Therefore, we will need to obtain additional financing in order to complete our full business plan. As of September 30, 2005, we had cash in the amount of $70,948. We currently do not have any income. Our plan of operation calls for significant expenses in connection with the exploration of our mineral claims. We will need additional financing to proceed past Phase II of our exploration program. We may also require additional financing if the costs of the exploration of our mineral claims are greater than anticipated. We may also require additional financing to sustain our business operations if we are not successful in earning revenues. We currently do not have any arrangements for financing and we may not be able to obtain financing when required. Obtaining additional financing would be subject to a number of factors, including positive results from our Phase II exploration program and any unanticipated problems relating to our mineral exploration including environmental assessments and additional costs and expenses that may exceed our current estimates. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us in which case our business will fail.

We have yet to attain profitable operations and because we will need additional financing to fund our exploration activities, our accountants believe there is substantial doubt about our ability to continue as a going concern.

We have incurred a net loss of $39,065 for the period from November 3, 2004 (inception) to September 30, 2005, and have no revenues to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our mineral claims. These factors raise substantial doubt that we will be able to continue as a going concern. Telford & Sadovnick, P.L.L.C., our independent auditors, have expressed substantial doubt about our ability to continue as a going concern given our recurring losses from operations, which are described in the first risk factor above. This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital, we will not be able to implement our exploration program which requires significant funding past the second phase, as a result we may have to liquidate our business and stockholders may lose their investment. Investors should consider our auditor's comments when determining if an investment in Konigsberg is suitable.

Because of the unique difficulties and uncertainties inherent in mineral exploration ventures, we face a high risk of business failure.

Stockholders should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates. Our Nanaimo Lakes Claims do not contain a known body of commercial ore and, therefore, any program conducted on the Nanaimo Lakes Claims would be an exploratory search of ore. There is no certainty that any expenditures made in the exploration of the Nanaimo Lakes Claims will result in discoveries of commercial quantities of ore. Most exploration projects do not result in the discovery of commercially mineable deposits of ore. Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. If the results of Phase II of our exploration program do not reveal viable commercial mineralization, we may decide to abandon our claim and acquire new claims for new exploration. The acquisition of additional claims will be dependent upon our possessing capital resources at the time in order to purchase such claims. If no funding is available, we may be forced to abandon our operations.

We have no known mineral reserves and if we cannot find any, we will have to cease operations.

We have no mineral reserves. If we do not find a mineral reserve containing gold, copper, molybdenum or silver or if we cannot explore the mineral reserve, either because we do not have the money to do it or because it will not be economically feasible to do it, we will have to cease operations and stockholders will lose their investment. Mineral exploration, particularly for gold, is highly speculative. It involves many risks and is often non-productive. Even if we are able to find mineral reserves on our property our production capability is subject to further risks including:

-

Costs of bringing the property into production including exploration work, preparation of production feasibility studies, and construction of production facilities, all of which we have not budgeted for;

-	Availability and costs of financing;
-	Ongoing costs of production; and
-	Environmental compliance regulations and restraints.

The marketability of any minerals acquired or discovered may be affected by numerous factors which are beyond our control and which cannot be accurately predicted, such as market fluctuations, the lack of milling facilities and processing equipment near the Nanaimo Lakes Claims, and such other factors as government regulations, including regulations relating to allowable production, importing and exporting of minerals, and environmental protection.

Given the above noted risks, the chances of finding reserves on our mineral properties are remote and funds expended on exploration will likely be lost.

Because of the inherent dangers involved in mineral exploration, there is a risk that we may incur liability or damages as we conduct our business.

The search for valuable minerals involves numerous hazards. As a result, we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure. At the present time, we have no coverage to insure against these hazards. The payment of such liabilities may result in our inability to complete our planned exploration program and/or obtain additional financing to fund our exploration program.

Because access to our mineral claims may be restricted by inclement weather, we may be delayed in our exploration.

The Nanaimo Lake Claims property comprises two mineral claims with a total area of 100 hectares, located nine miles southeast of the town of Nanaimo, British Columbia, between the two Nanaimo Lakes. The claims may be reached by highway 19A for 9.5 miles then west on a paved road for approximately 13 miles on the Nanaimo River Road. This is an essentially undeveloped area in British Columbia. The area consists of many mountains and lakes with heavy forestation. A paved gravel road is the only access. Winters are often severe with rain, freezing rain, wind, and snow common between November and March. Access to the Nanaimo Lake Claims may be restricted through some of the year due to weather in the area. As a result, any attempt to test or explore the property is largely limited to the times when weather permits such activities. These limitations can result in significant delays in exploration efforts. Such delays can have a significant negative effect on our exploration efforts.

As we undertake exploration of our mineral claims, we will be subject to compliance with government regulation that may increase the anticipated cost of our exploration program.

There are several governmental regulations that materially restrict mineral exploration. We will be subject to the laws of the Province of British Columbia as we carry out our exploration program. We may be required to obtain work permits, post bonds and perform remediation work for any physical disturbance to the land in order to comply with these laws. If we enter the production phase, the cost of complying with permit and regulatory environment laws will be greater because the impact on the project area is greater. Permits and regulations will control all aspects of the production program if the project continues to that stage. Examples of regulatory requirements include:

(1)	Water discharge will have to meet drinking water standards;

(2)	Dust generation will have to be minimal or otherwise re-mediated;

(3)	Dumping of material on the surface will have to be re-contoured and re-vegetated with natural vegetation;

(4)	An assessment of all material to be left on the surface will need to be environmentally benign;

(5)	Ground water will have to be monitored for any potential contaminants;

(6)	The socio-economic impact of the project will have to be evaluated and if deemed negative, will have to be re-mediated; and

(7)	There will have to be an impact report of the work on the local fauna and flora including a study of potentially endangered species.

Our annual cost of compliance with the Mineral Tenure Act is presently approximately $332 per year. There is a risk that new regulations could increase our costs of doing business and prevent us from carrying out our exploration program. We will also have to sustain the cost of reclamation and environmental remediation for all exploration work undertaken. Both reclamation and environmental remediation refer to putting disturbed ground back as close to its original state as possible. Other potential pollution or damage must be cleaned-up and renewed along standard guidelines outlined in the usual permits. Reclamation is the process of bringing the land back to its natural state after completion of exploration activities. Environmental remediation refers to the physical activity of taking steps to remediate, or remedy, any environmental damage caused. The amount of these costs is not known at this time as we do not know the extent of the exploration program that will be undertaken beyond completion of the recommended work program. If remediation costs exceed our cash reserves we may be unable to complete our exploration program and have to abandon our operations.

Because our executive officer does not have formal training specific to the technicalities of mineral exploration, there is a higher risk our business will fail.

Ms. Susan Downing, our sole executive officer and director, does not have any formal training as a geologist or in the technical aspects of management of a mineral exploration company. Our management lacks technical training and experience with exploring for, starting, and operating a mine. With no direct training or experience in these areas, our management may not be fully aware of the specific requirements related to working within this industry. Our management's decisions and choices may not take into account standard engineering or managerial approaches mineral exploration companies commonly use. Consequently, our operations, earnings, and ultimate financial success could suffer irreparable harm due to management's lack of experience in this industry.

Because Ms. Susan Downing, our President, Secretary and Treasurer, owns 51.5% of our outstanding common stock, investors may find that corporate decisions controlled by Ms. Downing are inconsistent with the best interests of other stockholders.

Ms. Susan Downing, our President, Secretary and Treasurer, controls 51.5% of our issued and outstanding shares of common stock. Accordingly, in accordance with our articles of incorporation and bylaws, Ms. Downing is able to control who is elected to our board of directors and thus could act, or could have the power to act, as our management. Since Ms. Downing is not simply a passive investor but is also one of our active executives, her interests as an executive may, at times, be adverse to those of passive investors. Where those conflicts exist, our shareholders will be dependent upon Ms. Downing exercising, in a manner fair to all of our shareholders, her fiduciary duties as an officer or as a member of our board of directors. Also, Ms. Downing due to her stock ownership position in Konigsberg will have: (i) the ability to control the outcome of most corporate actions requiring stockholder approval, including amendments to our articles of incorporation; (ii) the ability to control corporate combinations or similar transactions that might benefit minority stockholders which may be rejected by Ms. Downing to their detriment, and (iii) control over transactions between her and Konigsberg.

We may conduct further offerings in the future in which case stockholders holdings will be diluted.

We completed an offering of 8,800,000 and 600,000 shares of our common stock at a price of $0.01 per share to investors on February 28, 2005 and April 14, 2005, respectively. Since our inception we have relied on such equity sales of our common stock to fund our operations. We may conduct further equity offerings in the future to finance our current projects or to finance subsequent projects that we decide to undertake. If common stock is issued in return for additional funds, the price per share could be lower than that paid by our current stockholders. We anticipate continuing to rely on equity sales of our common stock in order to fund our business operations. If we issue additional stock, stockholders percentage interest in us will be lower. This condition is often referred to as "dilution". The result of this could reduce the value of their stock.

As our business assets and our directors and officers are located outside of the United States, investors may be limited in their ability to enforce civil actions against our assets or our directors and officers.

Our business assets are located in Canada and our directors and officers are residents of Canada. Consequently, it may be difficult for United States investors to effect service of process within the United States upon our assets or our directors or officers, or to realize in the United States upon judgments of United States courts predicated upon civil liabilities under U.S. Federal Securities Laws. A judgment of a U.S. court predicated solely upon such civil liabilities may not be enforceable in Canada by a Canadian court if the U.S. court in which the judgment was obtained had jurisdiction, as determined by the Canadian court, in the matter. There is substantial doubt whether an original action could be brought successfully in Canada against any of our assets or our directors and officers predicated solely upon such civil liabilities.

If a market for our common stock does not develop, stockholders may be unable to sell their shares.

A market for our common stock may never develop. We have applied for quotation of our common stock on the Over-The-Counter Bulletin Board. However, our shares may never be traded on the bulletin board or, if traded, a public market may not materialize. If our common stock is not traded on the bulletin board or if a public market for our common stock does not develop, investors may not be able to re-sell the shares of our common stock that they have purchased and may lose all of their investment.

ITEM 3.                CONTROLS AND PROCEDURES.

Evaluation Of Disclosure Controls And Procedures

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer has concluded that our disclosure controls and procedures are, as of the date covered by this Quarterly Report, effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Changes In Internal Controls Over Financial Reporting

In connection with the evaluation of our internal controls during our last fiscal quarter, our principal executive officer and principal financial officer has determined that there have been no changes to our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.                LEGAL PROCEEDINGS.

None.

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We registered the resale of 9,400,000 shares of our common stock (the “Shares”) offered by selling stockholders of Konigsberg at a price of $0.02 per share pursuant to a registration statement on Form SB-2 under the Securities Act of 1933 (the “Offering”). The SEC declared our registration statement on Form SB-2 (File No. 333-127581), effective at 12:00 pm (Eastern) on November 1, 2005 (the “Effective Date”). We did not sell any shares of our common stock in the Offering and therefore will not receive any proceeds from the Offering. The Offering will terminate nine months after the Effective Date. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved. We are paying all expenses of the Offering. No portion of these expenses will be paid by the selling stockholders. The selling stockholders, however, will pay any other expenses incurred in selling their common stock, including any brokerage commissions or costs of sale. To date, we have expended $27,022 on the costs of the Offering.

ITEM 3.                DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.                OTHER INFORMATION.

None.

ITEM 6.                EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit
Number	Description of Exhibits

3.1	Articles of Incorporation.(1)

3.2	Bylaws, as amended.(1)

4.1	Form of Share Certificate.(2)

10.1	Purchase Agreement dated November 3, 2004 between Patricia L. Shore and Konigsberg Explorations Inc. (1)

10.2	Commercial Lease Agreement between Exports, Inc. and Konigsberg Corp. dated January 28, 2005. (1)

10.3	Bill of Sale dated November 3, 2004 between Patricia L. Shore and Konigsberg Explorations Inc. (1)

10.4	Bill of Sale dated June 1, 2005 between Patricia L. Shore and Konigsberg Explorations Inc. (1)

10.5	Geological Report on the Nanaimo Lakes Property dated November 20, 2004 by W.G. Timmins.(1)

10.6	Phase I Progress Report on the Nanaimo Lakes Property dated May 25, 2005 by W.G. Timmins.(1)

31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed with the SEC as an exhibit to our Registration Statement on Form SB-2 originally filed on August 15, 2005, as amended.
(2)	Filed with the SEC as an exhibit to our Registration Statement on Form 8-A filed on October 31, 2005.

REPORTS ON FORM 8-K

We did not file any Current Reports on Form 8-K during the fiscal quarter ended September 30, 2005. We have not filed any Current Reports on Form 8-K since September 30, 2005.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KONIGSBERG CORPORATION

Date:	December 8, 2005	By:	/s/ Susan Downing
SUSAN DOWNING
Chief Executive Officer, Chief Financial Officer
President, Secretary and Treasurer
(Principal Executive Officer
and Principal Accounting Officer)