Form 10QSB
period 2005-12-31
KONIGSBERG CORP
filed 2006-02-14
CIK 1326780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒ Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended December 31, 2005

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
(Address of principal executive offices)

(360) 332-3462
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of February 13, 2006, the Issuer had 19,400,000 Shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended December 31, 2005 are not necessarily indicative of the results that can be expected for the year ending March 31, 2006.

As used in this Quarterly Report, the terms "we", "us", "our", and “Konigsberg” mean Konigsberg Corporation and its subsidiary, unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

KONIGSBERG CORPORATION
(An Exploration Stage Company)

THIRD QUARTER CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005
(Unaudited)
(Stated in U.S. Dollars)

KONIGSBERG CORPORATION
(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Stated in U.S. Dollars)

	DECEMBER 31	MARCH 31
	2005	2005

ASSETS

Current
Cash	$50,023	$84,893
Prepaid expenses	313	4,301

	$50,336	$89,194

LIABILITIES

Current
Accounts payable and accrued liabilities	$4,930	$2,508

STOCKHOLDERS’ EQUITY

Share Capital
Authorized:
100,000,000 common voting shares with a par value of
$0.001 per share
100,000,000 preferred shares with a par value of
$0.001 per share

Issued and outstanding:
19,400,000 common shares at December 31, 2005	19,400	18,800
and 18,800,000 common shares at March 31, 2005

Additional Paid-In Capital	84,600	79,200

Deficit Accumulated During The Exploration Stage	(58,594)	(11,314)
	45,406	86,686

	$50,336	$89,194

The accompanying notes are an integral part of these financial statements.

KONIGSBERG CORPORATION
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
	THREE	NINE	INCEPTION
	MONTHS	MONTHS	NOVEMBER 3
	ENDED	ENDED	2004 TO
	DECEMBER 31	DECEMBER 31	DECEMBER 31
	2005	2005	2005

Revenue	$-	$-	$-

Expenses
Mineral property acquisition cost and	4,289	9,289	9,289
exploration expense
Office and sundry	2,407	6,482	7,456
Professional fees	12,893	32,149	38,989
Write down of mineral property interest	-	-	3,500
Gain on foreign exchange	(60)	(640)	(640)

Net Loss For The Period	$19,529	$47,280	$58,594

Basic And Diluted Loss Per Share	$(0.00)	$(0.00)

Weighted Average Number Of Common
Shares Outstanding	19,400,000	19,367,273

Prior period comparative figures are not applicable because the Company was incorporated on November 3, 2004.

The accompanying notes are an integral part of these financial statements.

KONIGSBERG CORPORATION
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
	THREE	NINE	INCEPTION
	MONTHS	MONTHS	NOVEMBER 3
	ENDED	ENDED	2004 TO
	DECEMBER 31	DECEMBER 31	DECEMBER 31
	2005	2005	2005

Cash Flows From Operating Activities
Net loss for the period	$(19,529)	$(47,280)	$(58,594)
Item not affecting cash:
Write down of mineral property interest	-	-	3,500

Changes in non-cash working capital
items:
Accounts payable and accrued
liabilities	(1,328)	2,422	4,930
Prepaid expenses	(68)	3,988	(313)
	(20,925)	(40,870)	(50,477)

Cash Flows From Financing Activity
Share capital issued	-	6,000	104,000

Cash Flows From Investing Activity
Additions to mineral property interest	-	-	(3,500)

(Decrease) Increase In Cash	(20,925)	(34,870)	50,023

Cash, Beginning Of Period	70,948	84,893	-

Cash, End Of Period	$50,023	$50,023	$50,023

Prior period comparative figures are not applicable because the Company was incorporated on November 3, 2004.

The accompanying notes are an integral part of these financial statements.

KONIGSBERG CORPORATION
(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

PERIOD FROM NOVEMBER 3, 2004 (INCEPTION) TO DECEMBER 31, 2005
(Unaudited)
(Stated in U.S. Dollars)

				DEFICIT
	COMMON STOCK			ACCUMULATED
			ADDITIONAL	DURING THE
			PAID-IN	EXPLORATION
	SHARES	AMOUNT	CAPITAL	STAGE	TOTAL

Balance, November 3, 2004
(Date of inception)	-	$-	$-	$-	$-

Shares issued for cash:
November 3, 2004 at
$0.001	10,000,000	10,000	-	-	10,000
February 28, 2005 at
$0.01	8,800,000	8,800	79,200	-	88,000
Net loss for the period	-	-	-	(11,314)	(11,314)

Balance, March 31, 2005	18,800,000	18,800	79,200	(11,314)	86,686

Shares issued for cash:
April 14, 2005 at $0.01	600,000	600	5,400	-	6,000
Net loss for the period	-	-	-	(47,280)	(47,280)

Balance, December 31, 2005	19,400,000	$19,400	$84,600	$(58,594)	$45,406

The accompanying notes are an integral part of these financial statements.

KONIGSBERG CORPORATION
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005
(Unaudited)
(Stated in U.S. Dollars)

1.	BASIS OF PRESENTATION

The unaudited financial information furnished herein reflects all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented. These third quarter financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form SB-2 for the fiscal year ended March 31, 2005. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding fiscal year, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form SB-2 for the fiscal year ended March 31, 2005, has been omitted. The results of operations for the nine month period ended December 31, 2005 are not necessarily indicative of results for the entire year ending March 31, 2006.

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

These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $58,594 since inception and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

KONIGSBERG CORPORATION
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005
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

These consolidated financial statements include the accounts of the Company and its wholly owned British Columbia subsidiary, Konigsberg Explorations Inc.

	b)	Mineral Property Acquisition Payments and Exploration Costs

The Company expenses all costs incurred on mineral properties to which it has secured exploration rights prior to the establishment of proven and probable reserves. If and when proven and probable reserves are determined for a property and a feasibility study prepared with respect to the property, then subsequent exploration and development costs of the property will be capitalized.

The Company regularly performs evaluations of any investment in mineral properties to assess the recoverability and/or the residual value of its investments in these assets. All long-lived assets are reviewed for impairment whenever events or circumstances change which indicate the carrying amount of an asset may not be recoverable. During the period ended March 31, 2005, the Company recorded impairments of $3,500 of its mineral properties.

Exploration Expenditures

The Company follows a policy of expensing exploration expenditures until a production decision in respect of the project and the Company is reasonably assured that it will receive regulatory approval to permit mining operations, which may include the receipt of a legally binding project approval certificate.

KONIGSBERG CORPORATION
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005
(Unaudited)
(Stated in U.S. Dollars)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	b)	Mineral Property Acquisition Payments and Exploration Costs (Continued)

Exploration Expenditures (Continued)

Management periodically reviews the carrying value of its investments in mineral leases and claims with internal and external mining related professionals. A decision to abandon, reduce or expand a specific project is based upon many factors including general and specific assessments of mineral deposits, anticipated future mineral prices, anticipated future costs of exploring, developing and operating a production mine, the expiration term and ongoing expenses of maintaining mineral properties and the general likelihood that the Company will continue exploration on such project. The Company does not set a pre-determined holding period for properties with unproven deposits, however, properties which have not demonstrated suitable metal concentrations at the conclusion of each phase of an exploration program are re-evaluated to determine if future exploration is warranted, whether there has been any impairment in value and that their carrying values are appropriate.

If an area of interest is abandoned or it is determined that its carrying value cannot be supported by future production or sale, the related costs are charged against operations in the year of abandonment or determination of value. The amounts recorded as mineral leases and claims represent costs to date and do not necessarily reflect present or future values.

The Company’s exploration activities and proposed mine development are subject to various laws and regulations governing the protection of the environment. These laws are continually changing, generally becoming more restrictive. The Company has made, and expects to make in the future, expenditures to comply with such laws and regulations.

The accumulated costs of properties that are developed on the stage of commercial production will be amortized to operations through unit-of-production depletion.

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

DECEMBER 31, 2005
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

At December 31, 2005, there were no outstanding stock options or warrants.

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

Overview

We are an exploration stage company engaged in the acquisition and exploration of mineral properties. We acquired a 100% undivided interest in two mineral claims known as the "Nanaimo Lake Claims 1 & 2” comprised of a cell claim block totaling 84.59 hectares located nine miles southeast of the town of Nanaimo, British Columbia between the two Nanaimo Lakes located on Vancouver Island, British Columbia. Our plan of operation is to conduct mineral exploration activities on the Nanaimo Lake Claims in order to assess whether they possess mineral deposits of copper, silver, molybdenum and gold capable of commercial extraction.

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

Recent Corporate Developments

Since the completion of our fiscal quarter ended September 30, 2005 we have experienced the following significant developments:

1.	In February, 2006 our shares of common stock commenced trading on the over-the- counter bulletin board under the symbol “KNBG”.

2.

The second phase of our exploration program was completed in December, 2005 and we expect to receive a final report on the results of Phase II from our geologist during our second quarter. Based on the preliminary assay results of Phase II on the Moly 1 and Moly II claims, we determined to forfeit our interest in these claims during the quarter ended December 31, 2005. Also, based on the preliminary results of Phase II, our geologist recommended that the Nanaimo Lakes Claims be extended to include an additional 105.74 hectare area (the “New Claim Area”) surrounding the Western and Southern portion of the Nanaimo Lakes Claims. In December, 2005 our geologist staked the New Claim Area on our behalf and registered the claim under the name “Nanaimo Lakes 2”.

3.

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

Acquisition of the Nanaimo Lake Claims

Our wholly owned subsidiary, Konigsberg Explorations Inc., a British Columbia company, entered into an arms-length purchase agreement dated November 3, 2004 with Patricia L. Shore, pursuant to which our subsidiary acquired a 100% interest in the Nanaimo Lake Claims for cash consideration of $3,500. Ms. Shore subsequently executed a bill of sale on November 3, 2004, transferring all of Ms. Shore’s interest in the Nanaimo Lakes Claims to us. Following the completion of Phase I of our exploration program, Ms. Shore executed a bill of sale on June 1, 2005 transferring to us all of Ms. Shore’s interest in two additional claims “Moly 1” and “Moly II” which were staked by Ms. Shore on our behalf. The Moly 1 and Moly II claims were subsequently forfeited on November 29, 2005 after our Phase II exploration program revealed poor assay results for the claims.

Description of Property and Location of Nanaimo Lake Mineral Claims

The Nanaimo Lake Claims property is comprised of two mineral claims with a total area of approximately 84.59 hectares, located nine miles southeast of the town of Nanaimo, British Columbia between the two Nanaimo Lakes located on Vancouver Island, British Columbia.

Current State of Exploration

We have only recently commenced exploration of the Nanaimo Lake Claims and this exploration is currently in the preliminary stages. Our planned exploration program is exploratory in nature and no mineral reserves may ever be found.

The results of the November 20, 2004 geological report on the Nanaimo Lake Claims prepared by our geological consultant, Mr. Timmins, concluded that the claims occur in a favorable geological environment for the occurrence of gold-silver-copper-molybdenum mineralization. Molybdenum mineralization is known to occur in proximity and to the north of our property. The report suggested that we proceed with the three phase exploration program outlined below and acquire additional claims to the north of the Nanaimo Lake Claims property to cover the known molybdenite showings.

Phase I - Exploration Program

Phase I of our exploration program was completed in early May, 2005. We received a report on Phase I of our exploration program on May 25, 2005. The Phase I exploratory program was conducted over a period of three days and consisted of confirmation of past results by blast trenching and sampling and relocation of mineralized zones and structural features. Two additional mineral claims adjoining the Nanaimo Lake 1 & 2 claims were staked on our behalf and were recorded as the Moly I and Moly II claims. Pursuant to the Phase I report, relocation of the showings on the Nanaimo Lake Claims was difficult due to thick new growth of vegetation and underbrush; however, one pit containing strong quartz vein six feet in width was sampled revealing the following results:

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

Phase II - Exploration Program

The second phase of our exploration program was completed in December, 2005 and we expect to receive a final report on the results of Phase II from our geologist during our second quarter. Based on the preliminary assay results on the Moly 1 and Moly II claims, we determined to forfeit our interest in these claims. Also, based on the preliminary results of Phase II, our geologist recommended that the Nanaimo Lakes Claims be extended to include an additional 105.74 hectare area (the “New Claim Area”) surrounding the Western and Southern portion of the Nanaimo Lakes Claims. In December, 2005 our geologist staked the New Claim Area on our behalf and registered the claim under the name “Nanaimo Lakes 2”.

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

In his geological report, Mr. Timmins, recommended that a three phase exploration program, at an approximate cost of $80,000, be undertaken on the property to assess its potential to host copper, silver, molybdenum and gold mineralization. The three phase program consists of the following:

Phase	Exploration Program	Cost	Status
I	1. Staking and recording additional mineral claims.	$1,500	Phase I Completed.

Phase	Exploration Program	Cost	Status
	2. Location and sampling of showing (pits and trenches).	$2,500

	3. Transportation, room and board.	$1,000

II	1. Trenching and sampling.	$1,000	Phase II Completed
			in December, 2005.
	2. Geological mapping.	$1,500

	3. E.M. and magnetometer surveys.	$5,000

	4. Transportation, analyses, room and board.	$2,500

III	1. Diamond drilling, est. 2000 feet @ $25 per foot.	$50,000	To be completed in
			2006 based on
	2. Logging, sampling, analyses.	$10,000	results of Phase II.

	3. Transportation, room and board, miscellaneous costs.	$5,000
TOTAL		$80,000

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

We anticipate that we will incur the following expenses over the next twelve months:

Category	Planned Expenditures Over The Next 12 Months (US$)
Legal and Accounting Fees	$10,000
Office Expenses	$3,000
Mineral Property Exploration Expenses	$10,000
TOTAL	$23,000

Our total expenditures over the next twelve months are anticipated to be approximately $23,000. Our cash on hand as of December 31, 2005 is $50,023. We have sufficient cash on hand to pay the costs of Phase II of our proposed exploration program and to fund our operations for the next twelve months. However, we will require additional financing in order to proceed with any additional work beyond Phase II of our exploration program.

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

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At December 31, 2005	At March 31, 2005	Increase / (Decrease)
Current Assets	$50,336	$89,194	(43.6)%
Current Liabilities	4,930	2,508	96.6%
Working Capital	$45,406	$86,686	(47.6)%

Cash Flows
	Nine Months Ended	From Inception to
	December 31, 2005	December 31, 2005
Cash Flows Used In Operating Activities	$(40,870)	$(50,477)
Cash Flows Used In Investing Activities	-	(3,500)
Cash Flows From Financing Activities	6,000	104,000
Net Increase (Decrease) In Cash During Period	$(34,870)	$50,023

The decreases in our working capital surplus at December 31, 2005 from March 31, 2005, and the increases in our cash used during the nine month period ended December 31, 2005, from the comparable period from inception (November 3, 2004) to March 31, 2005 are primarily a result of the increase in our professional fees related to the professional fees paid in connection with preparing and filing our Registration Statement on Form SB-2 and the amendments thereto and from the fact that we had no revenue or sources of financing during the three month period ended December 31, 2005.

As of December 31, 2005, we had cash on hand of $50,023. Since our inception, we have used our common stock to raise money for our operations and for our property acquisitions. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operation. For these reasons, our auditors stated in their report to our audited financial statements for the period ended March 31, 2005, that there is substantial doubt that we will be able to continue as a going concern.

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

CRITICAL ACCOUNTING POLICIES

The consolidated financial statements presented with this Quarterly Report on Form 10-QSB have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information. These financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States generally accepted accounting principles. In the opinion of our management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows as at December 31, 2005 and for all periods presented in the attached financial statements, have been included. Interim results for the three month and nine month period ended December 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

We have identified certain accounting policies, described below, that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in the notes to our interim financial statements for the period ended December 31, 2005.

Consolidation

The accompanying consolidated financial statements include the accounts of Konigsberg’s wholly owned British Columbia subsidiary, Konigsberg Explorations Inc.

Mineral Properties and Exploration Expenditures

Konigsberg expenses all costs incurred on mineral properties to which it has secured exploration rights prior to the establishment of proven and probably reserves. If and when proven and probable reserves are determined for a property and a feasibility study prepared with respect to the property, then subsequent exploration and development costs of the property will be capitalized.

Management regularly performs evaluations of any investment in mineral properties to assess the recoverability and/or the residual value of its investments in these assets. All long-lived assets are reviewed for impairment whenever events or circumstances change which indicate the carrying amount of an asset may not be recoverable. During the period ended March 31, 2005, Konigsberg recorded impairments of $3,500 of its mineral properties.

Exploration Expenditure

Konigsberg follows a policy of expensing exploration expenditures until a production decision in respect of the project and Konigsberg is reasonably assured that it will receive regulatory approval to permit mining operations, which may include the receipt of a legally binding project approval certificate.

Management periodically reviews the carrying value of its investments in mineral leases and claims with internal and external mining related professionals. A decision to abandon, reduce or expand a specific project is based upon many factors including general and specific assessments of mineral deposits, anticipated future mineral prices, anticipated future costs of exploring, developing and operating a production mine, the expiration term and ongoing expenses of maintaining mineral properties and the general likelihood that Konigsberg will continue exploration on such project. Konigsberg does not set a pre-determined holding period for properties with unproven deposits, however, properties which have not demonstrated suitable metal concentrations at the conclusion of each phase of an exploration program are re-evaluated to determine if future exploration is warranted, whether there has been any impairment in value and that their carrying values are appropriate.

If an area of interest is abandoned or it is determined that its carrying value cannot be supported by future production or sale, the related costs are charged against operations in the year of abandonment or determination of value. The amounts recorded as mineral leases and claims represent costs to date and do not necessarily reflect present or future values.

Konigsberg’s exploration activities and proposed mine developments are subject to various laws and regulations governing the protection of the environment. These laws are continually changing, generally becoming more restrictive. Konigsberg has made, and expects to make in the future, expenditures to comply with such laws and regulations.

The accumulated costs of properties that are developed on the stage of commercial production will be amortized to operations through unit-of-production depletion.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements accompanying this quarterly report and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RISKS AND UNCERTAINTIES

If we do not obtain additional financing, our business will fail.

Our current operating funds are sufficient to complete the proposed exploration program; however, they will be insufficient to complete the full exploration of the mineral claims and begin mining efforts should the mineral claims prove to contain mineral reserves. Therefore, we will need to obtain additional financing in order to complete our full business plan. As of December 31, 2005, we had cash in the amount of $50,023. We currently do not have any income. Our plan of operation calls for significant expenses in connection with the exploration of our mineral claims. We will need additional financing to proceed past Phase II of our exploration program. We may also require additional financing if the costs of the exploration of our mineral claims are greater than anticipated. We may also require additional financing to sustain our business operations if we are not successful in earning revenues. We currently do not have any arrangements for financing and we may not be able to obtain financing when required. Obtaining additional financing would be subject to a number of factors, including positive results from our Phase II exploration program and any unanticipated problems relating to our mineral exploration including environmental assessments and additional costs and expenses that may exceed our current estimates. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us in which case our business will fail.

We have yet to attain profitable operations and because we will need additional financing to fund our exploration activities, our accountants believe there is substantial doubt about our ability to continue as a going concern.

We have incurred a net loss of $58,594 for the period from November 3, 2004 (inception) to December 31, 2005, and have no revenues to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our mineral claims. These factors raise substantial doubt that we will be able to continue as a going concern. Telford Sadovnick, P.L.L.C., our independent auditors, have expressed substantial doubt about our ability to continue as a going concern given our recurring losses from operations, which are described in the first risk factor above. This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital, we will not be able to implement our exploration program which requires significant funding past the second phase, as a result we may have to liquidate our business and stockholders may lose their investment. Investors should consider our auditor's comments when determining if an investment in Konigsberg is suitable.

Because of the unique difficulties and uncertainties inherent in mineral exploration ventures, we face a high risk of business failure.

Stockholders should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates. Our Nanaimo Lakes Claims do not contain a known body of commercial ore and, therefore, any program conducted on the Nanaimo Lakes Claims would be an exploratory search of ore. There is no certainty that any expenditures made in the exploration of the Nanaimo Lakes Claims will result in discoveries of commercial quantities of ore. Most exploration projects do not result in the discovery of commercially mineable deposits of ore. Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. The two claims in the Nanaimo Lakes Mining District were forfeited on November 29, 2005 after our Phase II exploration program revealed poor assay results for the claims. If the final results of Phase II of our exploration program do not reveal viable commercial mineralization, we may decide to abandon our claim and acquire new claims for new exploration. The acquisition of additional claims will be dependent upon our possessing capital resources at the time in order to purchase such claims. If no funding is available, we may be forced to abandon our operations.

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
  Availability and costs of financing;
  Ongoing costs of production; and
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

The Nanaimo Lake Claims property comprises two mineral claims with a total area of 84.59 hectares, located nine miles southeast of the town of Nanaimo, British Columbia, between the two Nanaimo Lakes. The claims may be reached by Highway 19A for 9.5 miles then west on a paved road for approximately 13 miles on the Nanaimo River Road. This is an essentially undeveloped area in British Columbia. The area consists of many mountains and lakes with heavy forestation. A paved gravel road is the only access. Winters are often severe with rain, freezing rain, wind, and snow common between November and March. Access to the Nanaimo Lake Claims may be restricted through some of the year due to weather in the area. As a result, any attempt to test or explore the property is largely limited to the times when weather permits such activities. These limitations can result in significant delays in exploration efforts. Such delays can have a significant negative effect on our exploration efforts.

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

None.

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

REPORTS ON FORM 8-K

We did not file any Current Reports on Form 8-K during the fiscal quarter ended December 31, 2005. We have not filed any Current Reports on Form 8-K since December 31, 2005.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KONIGSBERG CORPORATION

Date: February 14, 2006	By:	/s/ Susan Downing

SUSAN DOWNING
Chief Executive Officer, Chief Financial Officer
President, Secretary and Treasurer
(Principal Executive Officer
and Principal Accounting Officer)