Form 10KSB
period 2006-03-31
KONIGSBERG CORP
filed 2006-06-29
CIK 1326780

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB


   [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                    For the fiscal year ended March 31, 2006

   [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                        For the transition period from to

                        ----------------------------------

                        Commission file number 000-51594

                             KONIGSBERG CORPORATION
                             ----------------------
                 (Name of small business issuer in its charter)

                    Nevada                              98-0455906
           ----------------------          ----------------------------------
           (State of organization)        (I.R.S. Employer Identification No.)

     90  Reynolds  St.,  Oakville,  Ontario             L6J  3K2
    ---------------------------------------        --------------------
    (Address of principal executive offices)           (Zip Code)


                    Issuer's telephone number: (905) 330-1189

      SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE EXCHANGE ACT:

                                      NONE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes
[X]  No  [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X].

The issuer's revenues for its most recent fiscal year were $-0-.

The aggregate market value of the issuer's voting and non-voting common equity held by non-affiliates computed by reference to the average bid and ask price of such common equity as of June 1, 2006, was approximately $35,814,000.

At June 19, 2006, there were 78,100,000 shares of the Issuer's common stock outstanding, which amount does not include an aggregate of 183,334 shares of common stock which we sold pursuant to private placements of our common stock in April 2006, which shares have not been issued to date.

                                TABLE OF CONTENTS

                                     PART I

ITEM 1.     DESCRIPTION OF BUSINESS                                          4

ITEM 2.     DESCRIPTION OF PROPERTY                                          10

ITEM 3.     LEGAL PROCEEDINGS                                                13

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS              13

                                     PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS         13

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION        16

ITEM 7.     FINANCIAL STATEMENTS                                             F-1

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE.                                        28

ITEM 8A.    CONTROLS AND PROCEDURES.                                         28

ITEM 8B.    OTHER INFORMATION.                                               28

                                    PART III

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
            COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.               28

ITEM 10.    EXECUTIVE COMPENSATION.                                          30

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
            RELATED STOCKHOLDER MATTERS.                                     30

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                   31

ITEM 13.    EXHIBITS                                                         32

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.                          33

SIGNATURES                                                                   34

                                     PART I

FORWARD-LOOKING STATEMENTS

ALL STATEMENTS IN THIS DISCUSSION THAT ARE NOT HISTORICAL ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. STATEMENTS PRECEDED BY, FOLLOWED BY OR THAT OTHERWISE INCLUDE THE WORDS "BELIEVES", "EXPECTS", "ANTICIPATES", "INTENDS", "PROJECTS", "ESTIMATES", "PLANS", "MAY INCREASE", "MAY FLUCTUATE" AND SIMILAR EXPRESSIONS OR FUTURE OR CONDITIONAL VERBS SUCH AS "SHOULD", "WOULD", "MAY" AND "COULD" ARE GENERALLY FORWARD-LOOKING IN NATURE AND NOT HISTORICAL FACTS. THESE FORWARD-LOOKING STATEMENTS WERE BASED ON VARIOUS FACTORS AND WERE DERIVED UTILIZING NUMEROUS IMPORTANT ASSUMPTIONS AND OTHER IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS INCLUDE THE INFORMATION CONCERNING OUR FUTURE FINANCIAL PERFORMANCE, BUSINESS STRATEGY, PROJECTED PLANS AND OBJECTIVES. THESE FACTORS INCLUDE, AMONG OTHERS, THE FACTORS SET FORTH BELOW UNDER THE HEADING "RISK FACTORS." ALTHOUGH WE BELIEVE THAT THE EXPECTATIONS REFLECTED IN THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, WE CANNOT GUARANTEE FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS. MOST OF THESE FACTORS ARE DIFFICULT TO PREDICT ACCURATELY AND ARE GENERALLY BEYOND OUR CONTROL. WE ARE UNDER NO OBLIGATION TO PUBLICLY UPDATE ANY OF THE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-KSB, UNLESS ANOTHER DATE IS STATED, ARE TO MARCH 31, 2006. AS USED HEREIN, THE "COMPANY," "KONIGSBERG," "WE," "US," "OUR" AND WORDS OF SIMILAR MEANING REFER TO KONIGSBERG CORPORATION.

ITEM 1. DESCRIPTION OF BUSINESS

BUSINESS HISTORY

We were incorporated in Nevada on November 3, 2004, as Konigsberg Corporation. On April 12, 2006, our Board of Directors approved a 4:1 forward stock split to shareholders of record as of April 25, 2006 (the "Forward Stock Split"). The Forward Stock Split affected our issued and outstanding, as well as our authorized shares of common stock, and as a result, after the Forward Stock Split, we had 400,000,000 shares of common stock authorized with a par value of $0.001 per share.

On April 17, 2006, we filed a Certificate of Change Pursuant to Nevada Revised Statutes 78.209 ("Certificate") to our Articles of Incorporation with the Secretary of State of Nevada, which became effective April 25, 2006, to affect a the Forward Stock Split. Subsequent to the filing of the Certificate, we filed a Certificate of Correction ("Correction") with the Secretary of State of Nevada, to correct the Certificate, which Correction clarified that our 100,000,000 shares of authorized preferred stock, $0.001 par value, were not affected by the forward stock split.

As a result of the filing of the Certificate and Correction thereto, we now have 400,000,000 shares of common stock authorized, $0.001 par value, and 100,000,000 shares of preferred stock authorized, $0.001 par value per share. Unless otherwise stated, all shares amounts used in this 10-KSB (other than those disclosed in the attached audited financial statements) are reflected in post Forward Stock Split amounts.

STOCK PURCHASE AGREEMENT

On March 27, 2006, our then Chief Executive Officer and Sole Director, Susan Downing, entered into a Stock Purchase Agreement (the "Purchase Agreement") with Adam Cegielski, who up until that time had not been affiliated with us. Pursuant to the Purchase Agreement, Mr. Cegielski purchased forty million
(40,000,000) shares of our common stock from Ms. Downing for aggregate consideration of $30,000. The Purchase Agreement closed on March 27, 2006 (the "Closing").

As a result of the Closing, Mr. Cegielski obtained majority voting control over the Company, as the 40,000,000 shares which he purchased constituted 51.5% of the Company's outstanding shares of common stock based on 77,600,000 shares of common stock outstanding as of March 27, 2006 (the "Change in Control").

In connection with the Change of Control of the Company, the Company's then Chief Executive Officer, President, Principal Accounting Officer, Treasurer and Secretary, Susan Downing, resigned on March 27, 2006, and Mr. Cegielski was appointed as the Company's Chief Executive Officer, President, Principal Accounting Officer, Treasurer and Secretary.

Additionally, on March 27, 2006, Ms. Downing resigned as the Company's sole Director and Mr. Cegielski was appointed as the Company's sole Director by the Company's majority shareholders, to fill the vacancy left by Ms. Downing's resignation.

BUSINESS OPERATIONS

We are an exploration stage company engaged in the acquisition and exploration of mineral properties. We acquired a 100% undivided interest in four mineral claims known as the "Nanaimo Lake Claims," comprised of a four unit grid claim block totaling 100 hectares located nine miles southeast of the town of Nanaimo, British Columbia between the two Nanaimo Lakes located on Vancouver Island,
British Columbia in November 2004. On November 29, 2005, two of the claims expired, and the remaining two claims expire on November 18, 2006 and December 10, 2006, respectively. Title to the mineral claims are held by our wholly owned subsidiary, Konigsberg Exploration Inc. We do not currently have any plans to extend these claims, as we currently plan to focus solely on our joint venture in connection with exploration and development activities in the "Yoquivo Property," which we have entered into an Option Agreement in connection with, as described below.

OPTION  AGREEMENT

On April 13, 2006, we entered into a letter of intent with a wholly owned subsidiary of Sydney Resource Corporation (TSXV - SYR) ("Sydney") to earn up to a 75% joint venture interest in the Yoquivo Au-Ag property located in Sonora, Mexico (the "Yoquivo Property" and the "Letter of Intent"). The Yoquivo Property represents approximately 7,000 acres of land.

On May 31, 2006, we and Sydney entered into an Option Agreement regarding our ability to earn up to a 75% interest in the joint venture interest in the Yoquivo Property (the "Option Agreement").

Pursuant to the Option Agreement, Sydney granted us the right to earn an initial (First Option) undivided 50% interest in and to the mineral rights to the Yoquivo Property in exchange for the following cash, share and work expenditure considerations to be delivered/met over a 24 month period from the signing of the letter of intent, as more specifically detailed below:

     A. Our making, in favor of Sydney, the following cash payments totaling $200,000 dollars over a 90 day period:

          i) $25,000 within five days of signing of the Letter of Intent, which we have paid as of the date of this filing,

          ii) an additional $75,000 within 30 days of signing the Letter of Intent, which we have paid as of the date of this filing, and

          iii) an additional $100,000 within 90 days of signing the Option Agreement, which we have not paid as of the date of this filing.

     B.   Our  issuing  1,000,000  shares  of  restricted  common  stock:

          i) 500,000 shares of common stock within 30 days of signing the Letter of Intent, which we have issued as of the date of this filing, and

          ii) An additional 500,000 shares of common stock within 12 months of signing of this Letter of Intent, which shares have not been issued as of the date of this filing.

     C. Our completing the following cumulative exploration expenditures on the Yoquivo Property totaling $1,000,000 over a 24 month period, including:

          i) $250,000 in cumulative exploration expenditures within the first 6 months after signing the Letter of Intent,

          ii) $600,000 in cumulative exploration expenditures within 12 months of signing the Letter of Intent, and

          iii) $1,000,000 in cumulative exploration expenditures within 24 months of signing the Letter of Intent.

We  have  spent  $0  on  exploration expenditures as of the date of this filing.

The initial cash payment of $100,000 and issuance of 500,000 shares of common stock, which have already been made, as well as the initial exploration expenditure of $250,000, which we have yet to make are now final definitive commitments and are therefore non-refundable, however all other payments and expenditure commitments are optional in the event we choose not to move forward with the option.

Sydney will act as operator during the earn-in phase of the agreement and will be entitled to charge a management fee of 10% on all property exploration expenditures and related head office overhead. A management committee consisting of two representatives of each company will be formed subsequent to the companies entry into the Option Agreement. As operator, Sydney will be responsible for proposal of exploration programs to the management committee. We as funding partner are responsible for funding, in full, any and all exploration programs approved by the management committee in advance of the commencement of exploration, as well as being responsible for making all necessary property and tax payments to keep the property in good standing.

Sydney agreed to grant us a second option (the Second Option) pursuant to the Option Agreement, to earn an additional 25% interest in the joint venture (for 75% total), subject to back-in provisions in favor of Sydney as indicated below, under the following terms and conditions:

     A. Within 60 days of having vested an initial 50% interest in the property making a cash payment in favor of Sydney of $250,000 dollars,

     B. Within 60 days of having vested an initial 50% interest in the property issuing to Sydney an additional 1,000,000 common shares, and

     C. Completing an additional $1,500,000 in exploration expenditures on the property within an additional 24 month period and making the necessary cash payments to any vendor as per the terms and conditions of the underlying agreement.

However, should we successfully exercise the Second Option, Sydney has the one-time right, exercisable within 90 days of us having vested all 75% of the joint venture, via the Second Option, to back into a 50% interest (the "Back In Right") in the property by making a single cash payment to us equal to the greater of:

          i) 2.0 times our cumulative exploration expenditures incurred under the terms of the Second Option, exclusive of acquisition payments; or

          ii) should the value of our shares issued under the terms of the Second Option exceed $1,500,000 on the date of the exercise of the Back In Right, a total of 2.0 times our cumulative exploration expenditures incurred under the terms of the Second Option, exclusive of acquisition costs, plus one half of the amount by which our shares exceed $1,500,000.

Finally, we have the additional right, exercisable within 7 days of receipt of notice of Sydney's decision to exercise its Back In Right, to extinguish Sydney's Back In Right, through the issuance of an additional 1,000,000 of our shares of common stock to Sydney.

In the event that we do not exercise our Second Option and/or act to extinguish Sydney's Back In Right, it is anticipated that a joint venture will be formed between the parties under an industry standard joint venture agreement, with each party owning and paying expenses on a pro-rata basis based on their then ownership of the joint venture.

The Option Agreement also provides that the joint venture agreement will include a provision whereby in the event that the joint venture interest of either party is diluted to a 10% working interest in accordance with the terms of the joint venture agreement, the diluted party shall revert to a 2.0% net smelter royalty on the party, which is to be subject to an exclusive and irrevocable option held by the non-diluted party to purchase such 2.0% net smelter royalty (i.e. 1.0%) for a sum of $2.0 million.

DEVELOPMENT ACTIVITIES IN THE YOQUIVO PROPERTY

We agreed pursuant to the Option Agreement to expend $1,000,000 in cumulative exploration activities on the Yoquivo Property over a twenty-four (24) month period, beginning on the date we entered into the Letter of Intent (described above), if we choose to earn the First Option, representing a 50% interest in the mineral rights to the Yoquivo Property. The goals of this initial phase of exploration include evaluating the structural setting of minerals which are found in the property and to find certain drilling targets to be tested as part of Phase 2 of the exploration program.

Phase 1 of the exploration program on the Yoquivo Property is anticipated to include:

     o Detailed structured mapping, to identify large and small scale structural controls, which will include collecting additional ground samples. It is anticipated that this phase will take approximately six to eight weeks to complete at an estimated cost of $50,000;

     o An Airborne Magnetic Survey conducted of the Yoquivo Property via helicopter, which we hope will aid in the understanding and tracing of the large scale structural features of the property. It is anticipated that this phase of the program will take approximately one month to complete at an anticipated cost of $55,000.

     o Fluid Inclusion Studies of selected samples taken throughout the mineralized area of the Yoquivo Property, to aid in the determination of the mineral zones found throughout the property. This phase of exploration is anticipated to take less than one month to complete at an anticipated cost of $10,000.

     o Alteration Study and Aster Satellite Image Analysis, intended to better understand the mineral distribution of the Yoquivo Property, including the potential identification of more favorable exploration and drilling locations. It is anticipated that this phase of the program will take between six and eight weeks to complete at an anticipated cost of $15,000.

     o Underground Sampling, intended to gain a greater understanding of the controls on and nature of the mineralization within the property. It is anticipated that this phase of the exploration program will be ongoing and will cost approximately $10,000.

Assuming the successful completion and favorable results of the items above, we anticipate being in a position to begin drill testing on the Yoquivo Property in or around October 2006.

As of the filing of this report, we have spent $-0- on the exploration program on the Yoquivo Property. As explained above, we have committed to fund $250,000 in exploration costs regardless of whether we decide to proceed with the First Option.

COMPETITION

We are an exploration stage company. We compete with other mineral resource exploration and development companies for financing and for the acquisition of new mineral properties. Many of the mineral resource exploration and development companies with whom we compete have greater financial and technical resources than us. Accordingly, these competitors may be able to spend greater amounts on acquisitions of mineral properties of merit, on exploration of their mineral properties and on development of their mineral properties. In addition, they may be able to afford greater geological expertise in the targeting and exploration of mineral properties. This competition could result in competitors having mineral properties of greater quality and interest to prospective investors who may finance additional exploration and development. This competition could adversely impact on our ability to finance further exploration and to achieve the financing necessary for us to develop our mineral properties.

EMPLOYEES

We  have no employees as of the date of this filing other than our sole officer.

RESEARCH  AND  DEVELOPMENT  EXPENDITURES

We have not incurred any research expenditures since our incorporation. We have expended $5,000 on our exploration program as of the date of this filing, which amount was spent on our prior Nanaimo claims, which claims we intend to let expire.

SUBSIDIARIES

Konigsberg Explorations Inc., a British Columbia corporation, is our sole wholly owned subsidiary. All of our operations are currently conducted through Konigsberg Explorations Inc. All references in this Annual Report to "us," the "Company," "we," "Konigsberg," or words of similar meeting include the operations of Konigsberg Explorations Inc., unless otherwise stated or the context suggests otherwise.

PATENTS  AND  TRADEMARKS

We  do  not  own,  either  legally  or  beneficially,  any  patent or trademark.

ITEM  2.  DESCRIPTION  OF  PROPERTY

                                  OFFICE SPACE

We rent office space through Insight Consulting ("Insight"), a company owned by our sole officer and Director at 90 Reynolds St., Oakville, Ontario L6J 3K2. We pay approximately $890 per month ($1,000 Canadian dollars) to Insight, for the use of approximately 500 square feet of office space. We do not have a lease agreement with Insight.

                                YOQUIVO PROPERTY

We have entered into an Option Agreement with Sydney to earn up to a 75% interest in the mineral interests in the Yoquivo Property.

LOCATION AND MEANS OF ACCESS TO THE PROPERTY:

The Yoquivo mining district is located at the headwaters of the Mayo River in the northern part of the Sierra Madre Occidental mountain range, approximately 30 miles west of San Juanito, Chihuahua, Mexico. Mining districts surrounding the Yoquivo Property include the mining district of Ocampo approximately 22 miles to the northwest; the mining district of Candame a approximately 19 miles west and the mining district of Maguarichic approximately 15 miles to the south.

The mining concessions that comprise the Yoquivo Property are located at approximately 130 miles west south west of the city of Chihuahua, Mexico, in the Municipality of Ocampo, estate of Chihuahua. It is believed that mineralization on the property, which encompasses a total of 28 square kilometers, occurs in an area of approximately 4.5 square kilometers. The property is accessible via roads and a small scale mill exists on the property.

DESCRIPTION  OF  THE  MINERAL  TITLES  HELD  IN  THE  YOQUIVO  PROPERTY:

The Yoquivo Property is comprised of six (6) mining concessions El Dollar, La Nina, La Restauradora, Dolores, San Francisco de Yoquivo and La Copa, which have the following mining concession titles:

                 Name          Title No.      Concession Type
                 ----          ---------      ---------------

              El Dollar         214876         Exploitation
               La Nina          217475         Exploration
          La Restauradora       217476         Exploration
              Dolores           216491         Exploration
     San Francisco de Yoquivo   220851         Exploration
              La Copa           223499         Exploration


PAST HISTORY OF THE YOQUIVO PROPERTY (AS FAR AS KNOWN):

The San Andres del Rio district, presently known as the Yoquivo District, has been mined since approximately 1867. The Yoquivo Property was mined by the Yoquivo Development Company of New York City ("YD Company") during the period from 1908 to 1925. The first 650 tons of ore which passed through the YD Company plant during this time period yielded 36 grams of gold and 4,200 grams of silver. High-grade ore from the YD Company plant averaged 1,540 grams of gold and 224,000 grams of silver. With reserves diminishing in 1924, the YD Company terminated its mine on the Yoquivo District, on March 15, 1925.

In the mid 1970's Cia. Minera La Rastra, S.A., drove a tunnel approximately 1,000 feet parallel to the caved areas on the San Francisco Vein, in order to access 1) exposed vein intersections in the interior of the mine, 2) mineral ores; and 3) construct drill pads for testing the San Francisco vein at depth. After making five unsuccessful drill holes, the company withdrew from the area.

Mead Exploration Co. of El Paso, Texas ("Mead"), leased the property in 1976, and began production from narrow high-grade stringers, which paid the costs of exploration. Mead terminated activities when development work failed to produce large quantities of high-grade ore.

PRESENT CONDITION OF PROPERTY:

Regional geology, reported by the Council of Mineral Resources in 2000, "Letter Geologico-Minera Tecoripa H12-12, Scale 1:250,000" for the area of the Yoquivo project, consists of andesites and andesitic tufas of Eoceno-Oligoceno age that are covered in by ryolitic and ryolite tufas with Oligocene, corresponding to the Inferior and Superior Volcanic Group of the Sierra Madre Occidental mountain range.

Precious metal mineralization is limited to the Lower Volcanic Series in the Yoquivo district.

The San Francisco vein system extends over 1,500 feet northwest in the south-central portion of the claim region, and consists of an underground test of a small region. The same vein trend is found approximately 1,500 feet further northeast where minor development was undertaken.

The Pertenencia vein lies 2,000 feet east from the San Francisco vein. It is semi-parallel to it, and was historically the second largest producer of mineral ore.

The main San Francisco vein is a fault zone varying from 3 feet to 30 feet in width, with an average width of 10 feet. Pre- and post-mineralization faulting is evident, and the fault is oxidized and contains breccia, rock flour, and calcite veins, which form low-grade ore.

Three distinct types of mineralization are present in the Yoquivo district. The first high-grade type consists of quartz-sulfide mineralization, which often includes mixed sulfides of copper, lead, zinc, and silver, with occasional native gold. Mineralogy is relatively simple, consisting of chalcopyrite, bornite, galena, sphalerite, argentite, stromeyerite and some native silver.

The second type of mineralization consists of argentiferous galena, with or without minor sphalerite, in quartz. This is the vein filling material in the Pertenencia vein system.

The third type of mineralization constitutes the San Francisco Fault, which contains variable amounts of faulted and brecciated primary high-grade ore, calcite veins, and secondary enrichment.

We believe that the future of the mine and district lies in understanding the structural and the geochemical genesis of the high-grade block with quartz-sulfide mineralization and its relationships with adjacent geologic blocks. This mineralized zone may extend for a vertical distance of approximately 1,000 feet. Additionally, given the nature of geologic processes, i.e. most mining districts are not constituted by one vein, there exists a possibility that additional vein targets exist; however, the idea of host rock or "between the vein" disseminations has never been tested in the district.

The Yoquivo Property is an exploration stage project, not a proven mine. There is no modern plant or equipment on the property. Planned exploration activities on the property can be found above under "Development Activities in the Yoquivo Property." Additionally, there are no proven or probable reserves at this point in time.

                              NANAIMO LAKE PROPERTY

Our Nanaimo Lake property is comprised of two mineral claims with a total area of approximately 190 hectares, located nine miles southeast of the town of Nanaimo, British Columbia.

The Nanaimo Lake Claims are recorded with the Ministry of Energy and Mines, Province of British Columbia, Canada under the following name and tenure numbers:

             NAME OF MINERAL CLAIM     TENURE NUMBER      EXPIRY DATE
             ---------------------     -------------   -----------------
               NANAIMO LAKES 1&2          414834       November 18, 2006
                NANAIMO LAKES 2           523693       December 10, 2006

The Province of British Columbia owns the land covered by the mineral claims. To our knowledge, there are no aboriginal land claims that might affect our title to our mineral claims or the Province's title of the property.

In order to maintain our mineral claims in good standing, we must complete exploration work on the mineral claims and file confirmation of the completion of work on the mineral claims with the applicable mining recording office of the British Columbia Ministry of Energy and Mines. The completion of mineral exploration work or payment in lieu of exploration work in any year will extend the existence of our mineral claims for one additional year. As our mineral claims are effective until November 18, 2006 and December 10, 2006, respectively, we must file confirmation of the completion of exploration work in the minimum amount of approximately $83 per 25 hectare unit or make a payment in lieu of exploration work in the minimum amount by November 18, 2006 and December 10, 2006, respectively.

Since the Change in Control described above under "Stock Purchase Agreement," our sole focus has been the development of the Yoquivo Property, described above, and as a result, we do not currently plan any more development or exploration activities on our Nanaimo Lake claims, and plan to let such claims expire on November 18, 2006 and December 10, 2006, respectively.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business. We are not currently involved in legal proceedings that could reasonably be expected to have a material adverse effect on our business, prospects, financial condition or results of operations. We may become involved in material legal proceedings in the future.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to a vote of security holders during the quarter ended March 31, 2006.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock, $.001 par value per share, has traded on the over-the-counter Bulletin Board (the "OTCBB") under the trading symbol "KGBC," since April 25, 2006. Prior to April 25, 2006, our trading symbol was "KNBG."

The following table sets forth the high and low bid prices for our common stock for the periods indicated as reported on the OTCBB. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

                        HIGH  BID                 LOW  BID
                     --------------           ----------------

          March  31,  2006*     $0.0625         $0.0625

     * We had limited trading in our stock during the quarter ended March 31, 2006. We filed a Certificate of Change Pursuant to Nevada Revised Statutes 78.209 ("Certificate") to our Articles of Incorporation with the Secretary of State of Nevada, which became effective April 25, 2006, to affect a forward stock split. The Certificate affected a 4:1 forward stock split, effective for shareholders of record as of April 25, 2006, which forward split also affected our authorized common stock (the "Forward Split"). As a result of the filing of the Certificate, our authorized common stock was increased to 400,000,000 shares of common stock, par value $.001 per share. The high and low bid prices above retroactively reflect the Forward Split.

GENERAL

Our authorized capital stock consists of 400,000,000 shares of common stock, with a par value of $0.001 per share, and 100,000,000 shares of preferred stock, with a par value of $0.001 per share. As of June 19, 2006, there were 78,100,000 shares of our common stock issued and outstanding which were held of record by approximately forty-eight (48) shareholders and no shares of preferred stock issued or outstanding, which amount does not include an aggregate of 183,334 shares of common stock which we sold pursuant to private placements of our common stock in April 2006, which shares have not been issued to date.

COMMON STOCK

Our common stock is entitled to one vote per share on all matters submitted to a vote of the stockholders, including the election of directors. Except as otherwise required by law or provided in any resolution adopted by our board of directors with respect to any series of preferred stock, the holders of our common stock will possess all voting power. Generally, all matters to be voted on by stockholders must be approved by a majority (or, in the case of election of directors, by a plurality) of the votes entitled to be cast by all shares of our common stock that are present in person or represented by proxy, subject to any voting rights granted to holders of any preferred stock. Holders of our common stock representing one-percent (1%) of our capital stock issued, outstanding and entitled to vote, represented in person or by proxy, are necessary to constitute a quorum at any meeting of our stockholders. A vote by the holders of a majority of our outstanding shares is required to effectuate certain fundamental corporate changes such as liquidation, merger or an amendment to our Articles of Incorporation. Our Articles of Incorporation do not provide for cumulative voting in the election of directors.

Subject to any preferential rights of any outstanding series of preferred stock created by our board of directors from time to time, the holders of shares of our common stock will be entitled to such cash dividends as may be declared from time to time by our board of directors from funds available therefor. See "Dividend Policy".

Subject to any preferential rights of any outstanding series of preferred stock created from time to time by our board of directors, upon liquidation, dissolution or winding up of our company, the holders of shares of our common stock will be entitled to receive pro rata all assets of our company available for distribution to such holders.

In the event of any merger or consolidation of our company with or into another company in connection with which shares of our common stock are converted into or exchangeable for shares of stock, other securities or property (including cash), all holders of our common stock will be entitled to receive the same kind and amount of shares of stock and other securities and property (including cash).

Holders of our common stock have no pre-emptive rights, no conversion rights and there are no redemption provisions applicable to our common stock.

PREFERRED  STOCK

Our board of directors is authorized by our articles of incorporation to divide the authorized shares of our preferred stock into one or more series, each of which shall be so designated as to distinguish the shares of each series of preferred stock from the shares of all other series and classes. Our board of directors is authorized, within any limitations prescribed by law and our Articles of Incorporation, to fix and determine the designations, rights, qualifications, preferences, limitations and terms of the shares of any series of preferred stock including but not limited to the following:

     (a) the rate of dividend, the time of payment of dividends, whether dividends are cumulative, and the date from which any dividends shall accrue;

     (b) whether shares may be redeemed, and, if so, the redemption price and the terms and conditions of redemption;

     (c) the amount payable upon shares of preferred stock in the event of voluntary or involuntary liquidation;

     (d) sinking fund or other provisions, if any, for the redemption or purchase of shares of preferred stock;

     (e) the terms and conditions on which shares of preferred stock may be converted, if the shares of any series are issued with the privilege of conversion;

     (f) voting powers which may cause such holders to have super majority voting rights; and

     (g) subject to the above, such other terms, qualifications, privileges, limitations, options, restrictions, and special or relative rights and preferences, if any, of shares or such series as our board of directors may, at the time so acting, lawfully fix and determine under the laws of the State of Nevada.

DIVIDEND POLICY

To date, we have not declared or paid any dividends on our outstanding common stock. We currently do not anticipate paying any cash dividends in the foreseeable future on our common stock. Although we intend to retain our earnings to finance our operations and future growth, our Board of Directors will have discretion to declare and pay dividends in the future. Payment of dividends in the future will depend upon our earnings, capital requirements and other factors, which our Board of Directors may deem relevant.

RECENT SALES OF UNREGISTERED SECURITIES

On June 11, 2006, we issued an aggregate of 500,000 shares of restricted common stock to Sydney Resource Corporation ("Sydney"), in connection with our entry into a Letter of Intent for the planned formation of a joint venture company to explore and develop a prospective gold and silver property in Sonora State, Mexico, with a wholly owned subsidiary of Sydney, which Letter of Intent was later consummated by an Option Agreement (described in greater detail above). We claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933 (the "Act") since the foregoing issuance did not involve a public offering, the recipient took the shares for investment and not resale and we took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuance and no underwriting discount or commission was paid by us.

In April 2006, we sold 100,000 shares of common stock to one individual and 83,334 shares of common stock to another individual for aggregate consideration of $110,000, or $0.60 per share. We have not issued the 183,334 shares of common stock to the two individuals as of the date of this filing, and such shares have therefore not been included in the number of issued and outstanding shares disclosed throughout this filing. We claim an exemption from registration afforded by Regulation S of the Act ("Regulation S") for the above issuances since the issuances were made to non-U.S. persons (as defined under Rule 902 section (k)(2)(i) of Regulation S), pursuant to offshore transactions, and no directed selling efforts were made in the United States by us, a distributor, any respective affiliates, or any person acting on behalf of any of the foregoing.


ITEM  6.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

PLAN  OF  OPERATIONS

Moving forward, we plan to let the claims on our Nanaimo Property expire, and currently plan to focus all of our resources on earning an interest in the Yoquivo Property through our Option Agreement and joint venture with Sydney (described above).

We currently believe that we will be able to continue our business operations for the next three months with the approximately $12,200 of cash on hand that we had as of June 15, 2006. We anticipate the need for approximately $250,000 to maintain our operations for the next twelve months and complete the anticipated exploration activities on the Yoquivo Property.

RESULTS OF OPERATIONS FOR THE FISCAL YEAR ENDED MARCH 31, 2006 COMPARED TO THE FISCAL PERIOD FROM NOVEMBER 3, 2004 (INCEPTION) UNTIL MARCH 31, 2005

We  have  not  generated  any revenues since our incorporation in November 2004.

We had total expenses of $72,280 for the year ended March 31, 2006, compared to total expenses of $11,314 for the period from November 3, 2004 (inception) until March 31, 2005, an increase in expenses of $60,966 from the prior period. The main reason for the increase in expenses, aside from the fact that the period from inception until March 31, 2005, represented a time period of only approximately five months, whereas expenses for the year ended March 31, 2006, represented a full twelve months of expenses, was due to a $14,789 increase in mineral property acquisition cost and exploration expense and an increase of $42,485 in professional fees.

We had mineral property acquisition cost and exploration expense of $14,789 for the year ended March 31, 2006, compared to $-0- for the period from November 3, 2004 (inception) until March 31, 2005, which was mainly due to acquisition costs and exploration expenditures on our Nanaimo claims in British Columbia, Canada, which claims we have since decided to abandon; office and sundry expense of $8,993 for the year ended March 31, 2006, compared to $974 for the period from November 3, 2004 (inception) until March 31, 2005, an increase in office and sundry expense of $8,019 from the prior period; professional fees of $49,325 for the year ended March 31, 2006, compared to $6,840 for the period from November 3, 2004 (inception) until March 31, 2005, an increase of $42,485 or 621% from the prior period; write down of mineral property interest of $-0- for the year ended March 31, 2006, compared to $3,500 for the period from November 3, 2004 (inception) until March 31, 2005; and a gain on foreign exchange of ($827) for the year ended March 31, 2006, compared to $-0- for the period from November 3, 2004 (inception) until March 31, 2005.

Net loss for the year ended March 31, 2006 was $72,280, compared to net loss of $11,314 for the period from November 3, 2004 (inception) until March 31, 2005. The increases in net loss was mainly due to the $42,485 increase in professional fees and the $14,789 increase in mineral property acquisition cost and exploration expense for the year ended March 31, 2006, compared to the period from November 3, 2004 (inception) until March 31, 2005.

LIQUIDITY  AND  CAPITAL  RESOURCES

We had total assets, consisting solely of total current assets of $27,038 as of March 31, 2006, which included cash of $26,793 and prepaid expenses of $245.

We had total liabilities, consisting solely of total current liabilities of $6,632 as of March 31, 2006, which consisted solely of accounts payable and accrued liabilities.

We had net working capital of $20,486 as of March 31, 2006. We had a deficit accumulated during the exploration stage of $83,594 as of March 31, 2006.

We had cash flows from operating activities of $64,100 for the year ended March 31, 2006, which included accounts payable and accrued liabilities of $4,124 and prepaid expenses of $4,056, offset by a net loss of $72,280.

We had cash flows from financing activities of $6,000 for the year ended March 31, 2006.

We currently believe that we will be able to continue our business operations for the next three months with the approximately $12,200 of cash on hand that we had as of June 15, 2006. We anticipate the need for approximately $250,000 to maintain our operations for the next twelve months and complete the anticipated exploration activities on the Yoquivo Property. We anticipate raising such funds through the private placement of shares of our common stock to certain individual investors in offshore transactions pursuant to Regulation S of the Securities Act of 1933.

We have no current commitment from our officers and Directors or any of our shareholders to supplement our operations or provide us with financing in the future. If we are unable to raise additional capital from conventional sources and/or additional sales of stock in the future, we may be forced to curtail or cease our operations. Even if we are able to continue our operations, the failure to obtain financing could have a substantial adverse effect on our business and financial results.

In the future, we may be required to seek additional capital by selling debt or equity securities, selling assets, or otherwise be required to bring cash flows in balance when we approach a condition of cash insufficiency. The sale of additional equity or debt securities, if accomplished, may result in dilution to our then shareholders. We provide no assurance that financing will be available in amounts or on terms acceptable to us, or at all.

                                  RISK FACTORS

You should carefully consider the following risk factors and other information in this annual report on Form 10-KSB before deciding to become a holder of our Common Stock. If any of the following risks actually occur, our business and financial results could be negatively affected to a significant extent.

Our business and the value of our common stock are subject to the following Risk
Factors:

WE MAY NOT BE ABLE TO CONTINUE OUR BUSINESS PLAN AND EXPLORATION ACTIVITIES WITHOUT ADDITIONAL FINANCING.

We depend to a great degree on the ability to attract external financing in order to conduct future exploratory activities. We are currently funded solely by our shareholders and we believe that we can continue our business operations for approximately the next three months with the approximately $12,200 of cash we had on hand as of June 15, 2006. If we are unable to raise the additional funds required for planned exploration and extraction activities, which we anticipate costing approximately $250,000 during the next twelve months, we may be forced to abandon our current business plan and/or we will not be able to earn our First Option with Sydney (as described below). If you invest in us and we are unable to raise the required funds, your investment could become worthless.

OUR AUDITORS HAVE EXPRESSED SUBSTANTIAL DOUBT AS TO WHETHER OUR COMPANY CAN CONTINUE AS A GOING CONCERN.

We are in our exploration stage, as planned principal activities have not begun. We have not generated any revenues since inception and have incurred substantial losses. These factors among others indicate that we may be unable to continue as a going concern, particularly in the event that we cannot generate sufficient cash flow to conduct our operations and/or obtain additional sources of capital and financing.

WE LACK AN OPERATING HISTORY WHICH YOU CAN USE TO EVALUATE US, MAKING ANY INVESTMENT IN OUR COMPANY RISKY.

We lack an operating history which investors can use to evaluate our previous earnings, as we were only incorporated in November 2004. Therefore, an investment in us is risky because we have no business history and it is hard to predict what the outcome of our business operations will be in the future.

WE MAY NOT FIND ANY COMMERCIAL QUANTITIES OF MINERALS IN THE FUTURE, AND MAY NOT GENERATE ANY PROFITS, WHICH MAY FORCE US TO CURTAIL OUR BUSINESS PLAN.

As an exploration stage company, we have no revenues or profits to date and our net deficit accumulated during our exploration stage as of March 31, 2006, was $83,594. We had net working capital of $20,406 as of March 31, 2006. We are currently being funded by existing shareholders and anticipate being able to continue our business operations for approximately the next three months with the approximately $12,200 of cash on hand as of June 15, 2006. However, if we do not begin exploration and/or do not have enough money to continue exploration activities it is likely that we will never generate any revenues. Additionally, if we are unsuccessful in mining attempts we may choose to attempt in the future, it is likely that we will never generate any revenues. Additionally, the exploration of minerals is highly speculative, and if throughout our mineral exploration we do not find commercial quantities of minerals, we will likely be forced to curtail or abandon our business plan. If this happens, you could lose your investment in us. If we are unable to generate profits, we will be forced to rely on external financing, of which there is no guarantee, to continue with our business plan.

WE HAVE A POOR FINANCIAL POSITION AND IF WE DO NOT GENERATE REVENUES, WE MAY BE FORCED TO ABANDON OUR BUSINESS PLAN.

We currently have a poor financial position. We have not generated any revenues or begun exploration on any properties. There is a risk that we will not find enough, or even any, minerals needed to generate enough profits for your investment in us to appreciate. If we never generate any revenues, we may be forced to abandon our business plan and your shares may become worthless.

WE RELY UPON KEY PERSONNEL AND IF THEY LEAVE US, OUR BUSINESS PLAN AND RESULTS OF OPERATIONS COULD BE ADVERSELY AFFECTED.

We  rely  heavily  on  our  Chief  Executive  Officer,  Chief Financial Officer,
Secretary, Treasurer and Director, Adam R. Cegielski, for our success. His experience and input create the foundation for our business and he is responsible for the directorship and control over our exploration activities. We do not currently have an employment agreement or "key man" insurance policy on Mr. Cegielski, although we anticipate entering into a consulting agreement with Mr. Cegielski subsequent to the filing of this report. Moving forward, should we lose the services of Mr. Cegielski, for any reason, we will incur costs associated with recruiting a replacement and delays in our operations. If we are unable to replace him with another suitably trained individual or individuals, we may be forced to scale back or curtail our business plan and exploration activities. As a result of this, your investment in us could become devalued.

ADAM R. CEGIELSKI, OUR SOLE DIRECTOR AND OFFICER CAN VOTE AN AGGREGATE OF 51.2% OF OUR COMMON STOCK AND CAN EXERCISE CONTROL OVER CORPORATE DECISIONS INCLUDING THE APPOINTMENT OF NEW DIRECTORS.

Adam R. Cegielski, our sole Director and officer can vote an aggregate of 40,000,000 shares or approximately 51.2% of our outstanding Common Stock. Accordingly, Mr. Cegielski will exercise control in determining the outcome of all corporate transactions or other matters, including the election of directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. Any investors who purchase shares will be minority shareholders and as such will have little to no say in the direction of the Company and the election of Directors. Additionally, it will be difficult if not impossible for investors to remove Mr. Cegielski as a Director of the Company, which will mean he will remain in control of who serves as officers of the Company as well as whether any changes are made in the Board of Directors. As a potential investor in the Company, you should keep in mind that even if you own shares of the Company's Common Stock and wish to vote them at annual or special shareholder meetings, your shares will likely have little effect on the outcome of corporate decisions.

WE WILL BE SUBJECT TO NUMEROUS RISKS IF WE COMMENCE MINING OPERATIONS, OF WHICH THERE CAN BE NO ASSURANCE.

     The mineral exploration and mining business is competitive in all of its phases. We currently have no mining operations of any kind; however, if we do commence mining activities in the future, we will be subject to numerous risks, including:

     o competitors with greater financial, technical and other resources, in the search for and the acquisition of attractive mineral properties;

     o our ability to select and acquire suitable producing properties or prospects for mineral exploration;

     o the accuracy of our reserve estimates, if any, which may be affected by the following factors beyond our control:

          -    declines  in  the  market  price  of  the various metals we mine;

          -    increased  production  or  capital  costs;

          -    reduction  in  the  grade  or  tonnage  of  the  deposit;

          -    increase  in  the  dilution  of  the  ore;  or

          -    reduced  recovery  rates;

     o risks and hazards associated with environmental hazards, political and country risks, civil unrest or terrorism, industrial accidents, labor disputes, unusual or unexpected geologic formations, cave-ins, explosive rock failures; and flooding and periodic interruptions due to inclement or hazardous weather conditions; and

     o our failure to maintain insurance on certain risks associated with any exploration activities we may undertake in the future.

If we do begin exploration activities in the future, of which there can be no assurance, we will be subject to the above risks. If any of the above risks occur, we may be forced to curtail or abandon our operations and/or exploration and development activities, if any. As a result, any investment in us could decrease in value and/or become worthless.

THERE IS UNCERTAINTY AS TO OUR ABILITY TO ENFORCE CIVIL LIABILITIES BOTH IN AND OUTSIDE OF THE UNITED STATES DUE TO THE FACT THAT OUR SOLE OFFICER AND DIRECTOR AND ASSETS ARE NOT LOCATED IN THE UNITED STATES.

Our office and the majority of our assets are located in Canada, while the Yoquivo Property, which we have entered into an Option Agreement to explore and develop is located in Mexico. Our sole officer and Director is located in Canada. As a result, it may be difficult for shareholders to effect service of process within the United States on our officer and Director. In addition, investors may have difficulty enforcing judgments based upon the civil liability provisions of the securities laws of the Unites States or any state thereof, both in and outside of the United States.

WE MAY NOT BE ABLE TO EARN OUR FIRST OR SECOND OPTION WITH SYDNEY PURSUANT TO THE OPTION AGREEMENT.

In June 2006, we entered into an Option Agreement with Sydney Resource Corporation ("Sydney") to earn up to a 75% interest in the Yoquivo Property (as defined and described below). In order to earn the interest of the Yoquivo Property, we are required to pay $1,000,000 during the next twenty-two months, towards the exploration of the property. We currently have raised only approximately $110,000 of this amount, and can provide no assurance that we will be able to raise the additional capital needed to earn our interest in the property on favorable terms, if at all. If we are unable to raise the capital required to earn the interest in the Yoquivo Property, our current expenditures towards such Option Agreement will be forfeited and we could be forced to abandon or curtail our current business plan. If this were to happen, the value of our common stock could become worthless.

OUR DETERMINATIONS OF PLANNED ACTIVITIES AND ESTIMATES OF POTENTIAL RESERVES MAY BE INACCURATE.

We are currently in the exploration stage. Before we can begin a development project, if ever, we must first determine whether it is economically feasible to do so. This determination is based on estimates of several factors, including:

     o    expected  recovery  rates  of  metals  from  the  ore;

     o    facility  and  equipment  costs;

     o    capital  and  operating  costs  of  a  development  project;

     o    future  metals  prices;

     o    currency  exchange  and  repatriation  risks;

     o    tax  rates;

     o    inflation  rates;

     o    political  risks  and  regulatory  climate  in  Canada;  and

     o    availability  of  credit.

Any development projects we may undertake in the future will likely not have an operating history upon which to base these estimates and as a result, actual cash operating costs and returns from a development project, if any, may differ substantially from our estimates. Consequently, it may not be economically feasible to continue with a development project, if one is started.

OUR  PLANNED  MINERAL  EXPLORATION  EFFORTS  ARE  HIGHLY  SPECULATIVE.

Mineral exploration is highly speculative. It involves many risks and is often nonproductive. Even if we believe we have found a valuable mineral deposit, it may be several years before production is possible. During that time, it may become no longer feasible to produce those minerals for economic, regulatory, political, or other reasons. Additionally, we may be required to make substantial capital expenditures and to construct mining and processing facilities. As a result of these costs and uncertainties, we may be unable to start, or if started, to finish our exploration activities.

OUR  OPERATIONS,  IF  ANY,  WILL  BE  SUBJECT  TO  CURRENCY  FLUCTUATIONS.

While we do not currently have any operations, we believe that our products, if any, will be sold in world markets in United States dollars. As a result, currency fluctuations may affect the cash flow we realize from our future operations and exploration activities, which we plan to conduct in Mexico, if any. Foreign exchange fluctuations may materially adversely affect our financial performance and results of operations.

OUR PROPERTY HAS NOT PRODUCED ANY COMMERCIAL RESERVES OR ORE BODY, AND THE PROBABILITY OF SUCH PROPERTY PRODUCING ANY COMMERCIALLY VIABLE RESERVES IN THE FUTURE IS REMOTE.

Our mineral project is in the exploration stage as opposed to the development stage and we have no known body of economic mineralization. The known mineralization at these projects has not been determined to be economic ore. Until further exploration activities can be conducted, there can be no assurance that a commercially mineable ore body exists on any of our properties. In order to carry out exploration and development programs of any economic ore body and place it into commercial production, we will be required to raise substantial additional funding, and even if we are successful in completing our exploration activities on our property, we may not be successful in finding commercial quantities of minerals. Furthermore, the probability of an individual prospect ever having reserves or being commercially viable is extremely remote. As a result, there is only a small probability that any of our properties contain any reserves and that any funds spent on exploration activities will ever be recovered.

MINING OPERATIONS IN GENERAL INVOLVE A HIGH DEGREE OF RISK, WHICH WE MAY BE UNABLE, OR MAY NOT CHOOSE TO INSURE AGAINST, MAKING EXPLORATION AND/OR DEVELOPMENT ACTIVITIES WE MAY PURSUE SUBJECT TO POTENTIAL LEGAL LIABILITY FOR CERTAIN CLAIMS.

Our operations are subject to all of the hazards and risks normally encountered in the exploration, development and production of minerals. These include unusual and unexpected geological formations, rock falls, flooding and other conditions involved in the drilling and removal of material, any of which could result in damage to, or destruction of, mines and other producing facilities, damage to life or property, environmental damage and possible legal liability. Although we plan to take adequate precautions to minimize these risks, and risks associated with equipment failure or failure of retaining dams which may result in environmental pollution, there can be no assurance that even with our precautions, damage or loss will not occur and that we will not be subject to liability which will have a material adverse effect on our business, results of operation and financial condition. If this were to happen, we could be forced to curtail or abandon our business activities.

NEVADA LAW AND OUR ARTICLES OF INCORPORATION AUTHORIZE US TO ISSUE SHARES OF STOCK, WHICH SHARES MAY CAUSE SUBSTANTIAL DILUTION TO OUR EXISTING SHAREHOLDERS AND/OR HAVE RIGHTS AND PREFERENCES GREATER THAN OUR COMMON STOCK.

Pursuant to our Articles of Incorporation, we have 400,000,000 shares of Common Stock and 100,000,000 shares of preferred stock ("Preferred Stock") authorized. As of the filing of this report, we have 78,100,000 shares of Common Stock issued and outstanding and - 0 - shares of Preferred Stock issued and outstanding, which amount does not include 183,334 shares of common stock which we sold to two investors during April 2006, which shares have not been issued to date. As a result, our Board of Directors has the ability to issue a large number of additional shares of Common Stock without shareholder approval, which if issued could cause substantial dilution to our then shareholders. Additionally, shares of Preferred Stock may be issued by our Board of Directors without shareholder approval with voting powers, and such preferences and relative, participating, optional or other special rights and powers as determined by our Board of Directors, which may be greater than our Common
Stock. As a result, shares of Preferred Stock may be issued by our Board of Directors which cause the holders to have super majority voting power over our shares, provide the holders of the Preferred Stock the right to convert the shares of Preferred Stock they hold into shares of our Common Stock, which may cause substantial dilution to our then Common Stock shareholders and/or have other rights and preferences greater than those of our Common Stock shareholders. Investors should keep in mind that the Board of Directors has the authority to issue additional shares of Common Stock and Preferred Stock, which could cause substantial dilution to our existing shareholders. Additionally, the dilutive effect of any Preferred Stock, which we may issue may be exacerbated given the fact that such Preferred Stock may have super majority voting rights and/or other rights or preferences which could provide the preferred shareholders with voting control over us subsequent to this offering and/or provide those holders the power to prevent or cause a change in control. As a result, the issuance of shares of Common Stock and/or Preferred Stock, may cause the value of our securities to decrease and/or become worthless.

WE HAVE YET TO ATTAIN PROFITABLE OPERATIONS AND BECAUSE WE WILL NEED ADDITIONAL FINANCING TO FUND OUR EXPLORATION ACTIVITIES, OUR ACCOUNTANTS BELIEVE THERE IS SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

We have incurred a net loss of $83,594 for the period from November 3, 2004 (inception) to March 31, 2006, and have no revenues to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our mineral claims. These factors raise substantial doubt that we will be able to continue as a going concern. Telford Sadovnick, P.L.L.C., our independent auditors, have expressed substantial doubt about our ability to continue as a going concern given our recurring losses from operations, which are described in the first risk factor above. This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital, we will not be able to implement our exploration program which requires significant funding past the second phase, as a result we may have to liquidate our business and stockholders may lose their investment. Investors should consider our auditor's comments when determining if an investment in us is suitable.

BECAUSE OF THE UNIQUE DIFFICULTIES AND UNCERTAINTIES INHERENT IN MINERAL EXPLORATION VENTURES, WE FACE A HIGH RISK OF BUSINESS FAILURE.

Stockholders should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates. Most exploration projects do not result in the discovery of commercially mineable deposits of ore. Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. If we experience any of these problems or delays, our exploration activities could become much more costly than originally estimated and if such additional funding is not available if needed, we may be forced to abandon our operations.

WE HAVE NO KNOWN MINERAL RESERVES AND IF WE CANNOT FIND ANY, WE WILL HAVE TO CEASE OPERATIONS.

We have no mineral reserves. If we do not find mineral reserves containing gold, silver, or other precious minerals or if we cannot explore mineral reserves, either because we do not have the money to do it or because it will not be economically feasible to do it, we will have to cease operations and stockholders will lose their investment. Mineral exploration, particularly for gold, is highly speculative. It involves many risks and is often non-productive. Even if we are able to find mineral reserves on our property our production capability is subject to further risks including:

     o Costs of bringing the property into production including exploration work, preparation of production feasibility studies, and construction of production facilities, all of which we have not budgeted for;

     o    Availability  and  costs  of  financing;

     o    Ongoing  costs  of  production;  and

     o    Environmental  compliance  regulations  and  restraints.

The marketability of any minerals acquired or discovered may be affected by numerous factors which are beyond our control and which cannot be accurately predicted, such as market fluctuations, the lack of milling facilities and processing equipment near our claims, and such other factors as government regulations, including regulations relating to allowable production, importing and exporting of minerals, and environmental protection.

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

WE MAY CONDUCT FURTHER OFFERINGS IN THE FUTURE IN WHICH CASE STOCKHOLDERS HOLDINGS WILL BE DILUTED.

We completed offerings of 8,800,000 and 600,000 shares of our common stock at a price of $0.01 per share to investors on February 28, 2005 and April 14, 2005, respectively. Additionally, we sold 183,334 shares of our or common stock to two offshore investors in April 2006, at a price of $0.60 per share. Since our inception we have relied on such equity sales of our common stock to fund our operations. We may conduct further equity and/or debt offerings in the future to finance our current projects or to finance subsequent projects that we decide to undertake. If common stock is issued in return for additional funds, the price per share could be lower than that paid by our current stockholders. We anticipate continuing to rely on equity sales of our common stock or debt offerings in order to fund our business operations. If we issue additional stock, each stockholder's percentage interest in us will be lower. This condition is often referred to as "dilution". The result of this could reduce the value of your stock.

IF WE ARE LATE IN FILING OUR QUARTERLY OR ANNUAL REPORTS WITH THE SEC, WE MAY BE DE-LISTED FROM THE OVER-THE-COUNTER BULLETIN BOARD.

Pursuant to new Over-The-Counter Bulletin Board ("OTCBB") rules relating to the timely filing of periodic reports with the SEC, any OTCBB issuer which fails to file a periodic report (Form 10-QSB's or 10-KSB's) by the due date of such report (not withstanding any extension granted to the issuer by the filing of a Form 12b-25), three (3) times during any twenty-four (24) month period is automatically de-listed from the OTCBB. Such removed issuer would not be re-eligible to be listed on the OTCBB for a period of one-year, during which time any subsequent late filing would reset the one-year period of de-listing. If we are late in our filings three times in any twenty-four (24) month period and are de-listed from the OTCBB, our securities may become worthless and we may be forced to curtail or abandon our business plan.

IF THERE IS A MARKET FOR OUR COMMON STOCK, OUR STOCK PRICE MAY BE VOLATILE.

If there is a market for our common stock, we anticipate that such market will be subject to wide fluctuations in response to several factors, including, but not limited to:

(1)  actual  or  anticipated  variations  in  our  results  of  operations;

(2)  our ability  or  inability  to  generate  new  revenues;
(3)  the number  of  shares  in  our  public  float;
(4)  increased  competition;  and
(5) conditions and trends in the mining, gold, silver or precious metals industries.

Furthermore, because our Common Stock is traded on the NASD OTCBB, our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price of our common stock. Additionally, at present, we have a limited number of shares in our public float, and as a result, there could be extreme fluctuations in the price of our common stock. Further, due to the limited volume of our shares which trade and our limited public float, we believe that our stock prices (bid, asked and closing prices) are entirely arbitrary, are not related to the actual value of the Company, and do not reflect the actual value of our common stock (and in fact reflect a value that is much higher than the actual value of our Common Stock). Shareholders and potential investors in our Common Stock should exercise caution before making an investment in the Company, and should not rely on the publicly quoted or traded stock prices in determining our Common Stock value, but should instead determine value of our Common Stock based on the information contained in the Company's public reports, industry information, and those business valuation methods commonly used to value private companies.

INVESTORS MAY FACE SIGNIFICANT RESTRICTIONS ON THE RESALE OF OUR COMMON STOCK DUE TO FEDERAL REGULATIONS OF PENNY STOCKS.

Our Common Stock will be subject to the requirements of Rule 15(g)9, promulgated under the Securities Exchange Act as long as the price of our Common Stock is below $4.00 per share. Under such rule, broker-dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements, including a requirement that they make an individualized written suitability determination for the purchaser and receive the purchaser's consent prior to the transaction. The Securities Enforcement Remedies and Penny Stock Reform Act of 1990, also requires additional disclosure in connection with any trades involving a stock defined as a penny stock. Generally, the Commission defines a penny stock as any equity security not traded on an exchange or quoted on NASDAQ that has a market price of less than $4.00 per share. The required penny stock disclosures include the delivery, prior to any transaction, of a disclosure schedule explaining the penny stock market and the risks associated with it. Such requirements could severely limit the market liquidity of the securities and the ability of purchasers to sell their securities in the secondary market.


                  [Remainder of Page Left Intentionally Blank.]

ITEM 7. FINANCIAL STATEMENTS

    The authorized shares of common stock, and share amounts disclosed throughout the audited financial statements for the years ended March 31, 2006 and 2005, which follow below, do not take into account our 4:1 forward stock split, effected on April 25, 2006, as the forward split had an effective date later than the date of the period covered by such financial statements.

REPORT  OF  INDEPENDENT  REGISTERED  PUBLIC  ACCOUNTING  FIRM

TO  THE  BOARD  OF  DIRECTORS  AND  STOCKHOLDERS  OF
KONIGSBERG  CORPORATION
(AN  EXPLORATION  STAGE  COMPANY)

We have audited the accompanying consolidated balance sheets of KONIGSBERG CORPORATION (the "Company") (an Exploration Stage Company) as at March 31, 2006 and 2005, the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for the years then ended and for the period from inception on November 3, 2004 to March 31, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of KONIGSBERG CORPORATION (an Exploration Stage Company) as at March 31, 2006 and 2005 and the results of its operations and its cash flows for the years then ended and for the period from inception on November 3, 2004 to March 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses and net cash outflows from operations since inception. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                                     TELFORD SADOVNICK, P.L.L.C.
                                                  CERTIFIED  PUBLIC  ACCOUNTANTS


Bellingham,  Washington
May  26,  2006
Except as to Note 8 which is
as of June 7, 2006



                             KONIGSBERG CORPORATION
                         (AN EXPLORATION STAGE COMPANY)

                          CONSOLIDATED BALANCE SHEETS
                            (STATED IN U.S. DOLLARS)


--------------------------------------------------------------------------------------------
                                                                          MARCH 31
                                                                     2006            2005
--------------------------------------------------------------------------------------------

ASSETS

CURRENT
     Cash                                                          $ 26,793         $ 84,893
     Prepaid expenses                                                   245            4,301
                                                                   --------         --------
                                                                   $ 27,038         $ 89,194
============================================================================================

LIABILITIES

CURRENT
     Accounts payable and accrued liabilities                      $  6,632         $  2,508
                                                                   --------         --------
COMMITMENTS AND CONTRACTUAL OBLIGATIONS (Note 7)

STOCKHOLDERS' EQUITY

SHARE CAPITAL
      Authorized:
          100,000,000 common voting shares with a par value of
           $0.001 per share
          100,000,000 preferred shares with a par value of $0.001 per share

      Issued and outstanding:
          19,400,000 common shares at March 31, 2006 and
          18,800,000 common shares at March 31, 2005                 19,400           18,800

ADDITIONAL PAID-IN CAPITAL                                           84,600           79,200

DEFICIT ACCUMULATED DURING THE EXPLORATION STAGE                    (83,594)         (11,314)
                                                                   --------         --------
                                                                     20,406           86,686
                                                                   --------         --------
                                                                   $ 27,038         $ 89,194
============================================================================================


  The accompanying notes are in integral part of these consolidated financial statements.


                             KONIGSBERG CORPORATION
                         (AN EXPLORATION STAGE COMPANY)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                            (STATED IN U.S. DOLLARS)


---------------------------------------------------------------------------------------------
                                                                                  CUMULATIVE
                                                                  PERIOD FROM     PERIOD FROM
                                                                   INCEPTION       INCEPTION
                                                    YEAR           NOVEMBER 3      NOVEMBER 3
                                                    ENDED           2004 TO         2004 TO
                                                   MARCH 31         MARCH 31        MARCH 31
                                                    2006             2005             2006
---------------------------------------------------------------------------------------------

REVENUE                                         $       -          $      -        $       -
                                                --------------------------------------------
EXPENSES
  Mineral property acquisition cost and
    exploration expense                            14,789                 -           14,789
  Office and sundry                                 8,993               974            9,967
  Professional fees                                49,325             6,840           56,165
  Write down of mineral property interest               -             3,500            3,500
  Gain on foreign exchange                           (827)                -             (827)
                                                --------------------------------------------

NET LOSS FOR THE PERIOD                         $  72,280          $ 11,314        $  83,594
============================================================================================

BASIC AND DILUTED LOSS PER SHARE                $   (0.00)         $  (0.00)
===========================================================================


WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                           19,375,342        12,634,797
===========================================================================



    The accompanying notes are an integral part of these consolidated financial statements.


                             KONIGSBERG CORPORATION
                         (AN EXPLORATION STAGE COMPANY)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (STATED IN U.S. DOLLARS)


-----------------------------------------------------------------------------------------------
                                                                                    CUMULATIVE
                                                                 PERIOD FROM       PERIOD FROM
                                                                  INCEPTION         INCEPTION
                                                     YEAR         NOVEMBER 3        NOVEMBER 3
                                                     ENDED         2004 TO           2004 TO
                                                    MARCH 31       MARCH 31          MARCH 31
                                                      2006           2005              2006
-----------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss for the period                        $ (72,280)      $  (11,314)       $  (83,594)
   Item not affecting cash:
     Write down of mineral property interest              -            3,500             3,500

   Changes in non-cash working capital items:
     Accounts payable and accrued liabilities         4,124            2,508             6,632
     Prepaid expenses                                 4,056           (4,301)             (245)
                                                    (64,100)          (9,607)          (73,707)
                                                  --------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITY
   Common shares issued for cash                      6,000           98,000           104,000
                                                  --------------------------------------------
CASH FLOWS USED FOR INVESTING ACTIVITY
   Additions to mineral property interest                 -           (3,500)           (3,500)
                                                  --------------------------------------------
(DECREASE) INCREASE IN CASH                         (58,100)          84,893            26,793

CASH, BEGINNING OF PERIOD                            84,893                -                 -
                                                  --------------------------------------------
CASH, END OF PERIOD                               $  26,793       $   84,893        $   26,793
==============================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION
   Interest paid                                  $       -       $        -        $        -
   Income taxes paid                                      -                -                 -
==============================================================================================





    The accompanying notes are an integral part of these consolidated financial statements.


                             KONIGSBERG CORPORATION
                         (AN EXPLORATION STAGE COMPANY)

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

           PERIOD FROM NOVEMBER 3, 2004 (INCEPTION) TO MARCH 31, 2006
                            (STATED IN U.S. DOLLARS)



                                                                                          DEFICIT
                                                     COMMON STOCK                       ACCUMULATED
                                              ----------------------------  ADDITIONAL   DURING THE
                                                                             PAID-IN    EXPLORATION
                                                 SHARES         AMOUNT       CAPITAL        STAGE        TOTAL
                                              -----------------------------------------------------------------

Balance, November 3, 2004 (Date of inception)      -           $     -       $       -  $         -    $      -

Shares issued for cash:

November 3, 2004 at $0.001                    10,000,000        10,000               -            -      10,000

February 28, 2005 at $0.01                     8,800,000         8,800          79,200            -      88,000
Net loss for the period                                -             -               -      (11,314)    (11,314)
                                              -----------------------------------------------------------------
Balance, March 31, 2005                       18,800,000        18,800          79,200      (11,314)     86,686

Shares issued for cash:
April 14, 2005 at $0.01                          600,000           600           5,400            -       6,000
Net loss for the year                                  -             -               -      (72,280)    (72,280)
                                              -----------------------------------------------------------------
Balance, March 31, 2006                       19,400,000       $19,400       $  84,600  $   (83,594)   $ 20,406
                                              =================================================================


The accompanying notes are an integral part of these consolidated financial statements.

                             KONIGSBERG CORPORATION
                         (AN EXPLORATION STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 2006 AND 2005
                            (STATED IN U.S. DOLLARS)



1.   ORGANIZATION  AND  BASIS  OF  PRESENTATION

     The Company was incorporated in the State of Nevada on November 3, 2004. The Company is an Exploration Stage Company as defined by Statement of Financial Accounting Standard ("SFAS") No. 7. The Company has acquired a mineral property located in the Nanaimo Mining Division, British Columbia, Canada, and has not yet determined whether this property contains reserves that are economically recoverable. The recoverability of property expenditures will be dependent upon the discovery of economically recoverable reserves, confirmation of the Company's interest in the underlying property, the ability of the Company to obtain necessary financing to satisfy the expenditure requirements under the property agreement and upon future profitable production or proceeds for the sale thereof.

     These consolidated financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $83,594 since inception and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has plans to seek additional capital through a private placement and public offering of its common stock. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.


2.   SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

     The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of consolidated financial statements for a period necessarily involves the use of estimates which have been made using careful judgment. Actual results may vary from these estimates.

                             KONIGSBERG CORPORATION
                         (AN EXPLORATION STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 2006 AND 2005
                            (STATED IN U.S. DOLLARS)



2.   SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)

     The consolidated financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

     a)   Consolidation

          These consolidated financial statements include the accounts of the Company and its wholly owned British Columbia subsidiary, Konigsberg Explorations Inc. All significant inter-company transactions have been eliminated.

     b)   Exploration  Stage  Enterprise

          The Company's financial statements are prepared using the accrual method of accounting and according to the provisions of Statement of Financial Accounting Standards No. 7 ("SFAS 7"), "Accounting and Reporting for Development Stage Enterprises," as it devotes substantially all of its efforts to acquiring and exploring mineral properties. Until such properties are acquired and developed, the Company will continue to prepare its consolidated financial statements and related disclosures in accordance with entities in the exploration stage.

     c)   Cash

          Cash consists of cash on deposit with high quality major financial institutions, and to date has not experienced losses on any of its balances. The carrying amounts approximated fair market value due to the liquidity of these deposits.

     d)   Mineral  Property  Acquisition  Payments

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

                             KONIGSBERG CORPORATION
                         (AN EXPLORATION STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 2006 AND 2005
                            (STATED IN U.S. DOLLARS)



2.   SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)

     e)   Exploration  Expenditures

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

          The Company's exploration activities and proposed mine development are subject to various laws and regulations governing the protection of the environment. These laws are continually changing, generally becoming more restrictive. The Company has made, and expects to make in the future, expenditures to comply with such laws and regulations.

          The accumulated costs of properties that are developed on the stage of commercial production will be amortized to operations through unit-of-production depletion.

     f)   Use  of  Estimates  and  Assumptions

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

                             KONIGSBERG CORPORATION
                         (AN EXPLORATION STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 2006 AND 2005
                            (STATED IN U.S. DOLLARS)



2.   SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)

     g)   Foreign  Currency  Translation

          The Company's functional currency is the U.S. dollar. Transactions in Canadian dollars are translated into U.S. dollars as follows:

          i) monetary items at the rate prevailing at the balance sheet date;
          ii)  non-monetary  items  at  the  historical  exchange  rate;
          iii) revenue and expense at the average rate in effect during the applicable accounting period.

          Gains and losses on translation are recorded in the statement of operations.

h)   Financial  Instruments

     The carrying value of cash, prepaid expenses, and accounts payable and accrued liabilities approximate their fair value because of the short maturity of these instruments. The Company's operations are in Canada and virtually all of its assets and liabilities are giving rise to significant exposure to market risks from changes in foreign currency rates. The Company's financial risk is the risk that arises from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

i)   Environmental  Costs

     Environmental expenditures that relate to current operations are charged to operations or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are charged to operations. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or the Company's commitments to plan of action based on the then known facts.

j)   Income  Taxes

     The Company uses the asset and liability method of accounting for income taxes in accordance with SFAS No. 109 - "Accounting for Income Taxes". This standard requires the use of an asset and liability approach for financial accounting and reporting on income taxes. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

                             KONIGSBERG CORPORATION
                         (AN EXPLORATION STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 2006 AND 2005
                            (STATED IN U.S. DOLLARS)



2.   SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)

     k)   Basic  and  Diluted  Net  Loss  Per  Share

          The Company reports basic loss per share in accordance with SFAS No. 128 - "Earnings Per Share". Basic loss per share is computed using the weighted average number of common stock outstanding during the period. Diluted loss per share is computed using the weighted average number of common and potentially dilutive common stock outstanding during the period. As the Company generated net losses in the period presented, the basic and diluted loss per share is the same, as any exercise of options or warrants would be anti-dilutive.

     l)   Comprehensive  Income

          SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As at March 31, 2006, the Company has no items that represent a comprehensive income and, therefore, has not included a schedule of comprehensive income in the consolidated financial statements.


3.   RECENT  ACOUNTING  PRONOUNCEMENTS

     a) The FASB issued FASB Interpretation No. ("FIN") 47 - "Accounting for Conditional Asset Retirement Obligations" in March 2005. FIN 47 clarifies that an entity must record a liability for a conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated. This Interpretation also clarifies the circumstances under which an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. This Interpretation is effective no later than the end of fiscal years ending after December 15, 2005. The Company does not expect this guidance to have a material impact on its consolidated financial statements.

     b) In March 2005, the FASB ratified Emerging Issues Task Force Issue No. 04-6 - "Accounting for Stripping Costs Incurred during Production in the Mining Industry" ("EITF 04-6"), which addresses the accounting for stripping costs incurred during the production phase of a mine and refers to these costs as variable production costs that should be included as a component of inventory to be recognized in costs applicable to sales in the same period as the revenue from the sale of inventory. As a result, capitalization of stripping costs is appropriate only to the extent product inventory exists at the end of a reporting period and the carrying value is less than the net realizable value. Adoption of EITF 04-6 will have no material impact on the Company's financial position, results of operations or cash flows.

                             KONIGSBERG CORPORATION
                         (AN EXPLORATION STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 2006 AND 2005
                            (STATED IN U.S. DOLLARS)



3.   RECENT  ACOUNTING  PRONOUNCEMENTS  (Continued)

     c) In May 2005, the FASB issued SFAS No. 154 ("SFAS 154") - "Accounting Changes and Error Corrections". SFAS No. 154 established new standards on accounting for changes in accounting principles. SFAS No. 154 requires all such changes to be accounted for by retrospective application to the financial statements of prior periods unless prescribed otherwise or it is impracticable to do so. SFAS No. 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005. Adoption of SFAS No. 154 is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

     d)   In June  2005,  the  FASB  issued  Staff  Position Paper ("FSP") 115-1
          - "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments", superseding EITF 03-1. FSP 115-1 will replace the accounting guidance on the determination of whether an investment is other-than-temporarily impaired as set forth in EITF 03-1 with references to existing other-than-temporary impairment guidance. FSP 115-1 is effective for reporting periods beginning after December 15, 2005. Adoption of FSP 115-1 is not expected to have a material impact on the Company's financial position, results of operations or cash flows.


4.   MINERAL  PROPERTY

     Pursuant to a mineral property agreement dated November 3, 2004, the Company purchased a 100% undivided right, title and interest in four mineral claims in an area known as the Nanaimo Lakes claims in the Nanaimo Mining Division for a cash payment of US$3,500 (paid on November 4, 2004).

     On November 29, 2005, two of the Company's four mineral claims in the Nanaimo Lakes Mining District were forfeit. The Company no longer holds title to these claims as of the forfeiture date.


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

                             KONIGSBERG CORPORATION
                         (AN EXPLORATION STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 2006 AND 2005
                            (STATED IN U.S. DOLLARS)



5.   SHARE CAPITAL  (Continued)

     At March 31, 2006, there were no outstanding stock options or warrants.


6.   INCOME  TAXES

     The provision for income taxes differs from the result which would be obtained by applying the statutory income tax rate of 34% (2005 - 34%) to income before income taxes. The difference results from the following items:


                                                               2006      2005
                                                           -------------------

     Computed expected (benefit of) income taxes           $ (24,575)  $(3,847)

     Increase in valuation allowance                          24,575     3,847
                                                           -------------------
     Income tax provision                                  $       -   $     -
     =========================================================================

     As of March 31, 2006 and 2005, the Company had net operating loss carryforwards of approximately $83,000 and $11,000 respectively, which expire through to 2026.

     Significant components of the Company's deferred income tax assets are as follows:

                                              2006            2005
                                           =========================

     Operating loss carryforward           $   65,305       $  7,814
     Mineral property expenses                  3,500          3,500
     Exploration expenses                      14,789              -
                                               83,594         11,314
                                           ----------       --------

     Statutory tax rate                           34%            34%

     Deferred income tax asset                28,422           3,847
     Valuation allowance                     (28,422)         (3,847)

                                           $       -        $      -

                             KONIGSBERG CORPORATION
                         (AN EXPLORATION STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 2006 AND 2005
                            (STATED IN U.S. DOLLARS)



6.   INCOME  TAXES  (Continued)

     The Company has incurred operating losses and approximately $65,305, which, if unutilized, will expire through to 2026. Subject to certain restrictions, the Company has mineral property and exploration expenditures of $18,289 available to reduce future taxable income. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been offset by a valuation allowance. The following table lists the fiscal year in which the loss was incurred and the expiration date of the operating loss carry forwards:

                                               INCOME TAX OPERATING
                                                LOSS CARRY FORWARD
                                               --------------------
                                                         EXPIRATION
                                                AMOUNT      DATE
                                               --------------------
                 2005                          $ 7,814      2025
                 2006                           57,491      2026
                                               --------------------
Total income tax operating loss carry forward  $65,305
                                               =======

7.   COMMITMENTS  AND  CONTRACTUAL  OBLIGATIONS

     The Company has no significant commitments or contractual obligations with any parties respecting executive compensation, consulting arrangements or other matters. Rental of premises is on a month-to-month basis.


8.   SUBSEQUENT  EVENTS

     a) On May 31, 2006, the Company entered into an option agreement with Sydney Resource Corporation ("Sydney"), whereby the Company were granted an option to acquire up to a 75% undivided right, title and interest in and to a series of six mineral concessions located in the State of Sonora, Mexico, and collectively referred to as the "Yoquivo Property". Pursuant to the agreement, the Company can exercise its option to acquire an initial 50% interest by completing the following:

          i) Making a cash payment to Sydney in the amount of $25,000 within 5 days upon signing the letter of intent (paid);

          ii) Making an additional cash payment to Sydney in the amount of $75,000 within 30 days upon signing the letter of intent (paid);

                             KONIGSBERG CORPORATION
                         (AN EXPLORATION STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 2006 AND 2005
                            (STATED IN U.S. DOLLARS)



8.   SUBSEQUENT  EVENTS  (Continued)

          iii) Making an additional cash payment to Sydney in the amount of $100,000 within 90 days upon signing the definitive agreement.

          iv) Issuing 500,000 shares of the Company's common stock to Sydney within 30 days upon the signing of the letter of intent (issued);

          v) Issuing an additional 500,000 shares of the Company's common stock to Sydney within 12 months upon the signing of the letter of intent;

          vi) Incurring $250,000 in cumulative exploration expenditures on the Property within 6 months of the date of the agreement;

          vii) Incurring an additional $350,000 in cumulative exploration expenditures on the Yoquivo Property within 12 months of the date of the agreement;

          viii) Incurring an additional $400,000 in cumulative exploration expenditures on the Yoquivo Property within 24 months of the date of the agreement.

          Upon the Company successfully exercising the first option, the Company will then be granted an option to acquire an additional 25% interest in the Yoquivo Property by completing the following:

          i) Within 60 days of having acquired the initial 50% interest, making a cash payment in favour of Sydney of $250,000;

          ii) Within 60 days of having acquired the initial 50% interest, issuing a total of 1,000,000 shares of the Company's common stock to Sydney;

          iii) Within 24 months of having acquired the initial 50% interest, incurring an additional $1,500,000 in exploration expenditures on the Yoquivo Property.

          Should the Company successfully exercise the second option to acquire the additional 25% in the Property, Sydney shall have a one-time right, exercisable within 90 days of the Company having vested at 75%, to back into a 50% interest in the Yoquivo Property by making a single cash payment to the Company. The cash payment will be equal to the greater of:

          i) Two times the Company's cumulative exploration expenditures incurred under the terms of the second option, exclusive of acquisition payments; and

                             KONIGSBERG CORPORATION
                         (AN EXPLORATION STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 2006 AND 2005
                            (STATED IN U.S. DOLLARS)



8.   SUBSEQUENT  EVENTS  (Continued)

          ii) Should the value of the Company's shares issued under the terms of the second option exceed $1,500,000 on the date of exercise of the back in right, a total of two times the Company's cumulative exploration expenditures incurred under the terms of the second option, exclusive of acquisition payments, plus one-half of the amount by which the value attributable to the Company's shares exceed $1,500,000.

          The Company shall have the additional right, exercisable within 7 days of receipt of notice of Sydney's decision to exercise its back in right, to extinguish said right through the issuance of an additional 1,000,000 shares of its common stock in Sydney's favour.

     b) On April 12, 2006, the Company's board of directors approved a 4:1 forward stock split of the Company's issued and outstanding common stock, for all shareholders of record as of April 25, 2006. Following the forward stock split, the Company will have 77,600,000 shares of common stock outstanding, and have 400,000,000 shares of common stock authorized. The share amounts stated throughout these financial statements do not reflect this forward stock split. All share amounts for the fiscal 2007 financial statements will be adjusted retroactively to reflect this forward stock split.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM  8A.  CONTROLS  AND  PROCEDURES.

(a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-KSB (the "Evaluation Date"), has concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting. There were no significant changes in our internal control over financial reporting during the last fiscal year and/or up to and including the date of this filing that we believe materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION.

     None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

OFFICERS AND DIRECTORS:

Our executive officer and director, and his age and positions are as follows:

            Name              Age                   Position
     ------------------     -------        -----------------------

      Adam R. Cegielski       30       Chief Executive Officer, President,
                                          Principal Financial Officer,
                                       Treasurer, Secretary and Director

ADAM  R.  CEGIELSKI  BSC
------------------------

Since March 27, 2006, Mr. Cegielski has served as our sole officer and Director. Since March 2001, Mr. Cegielski has been self employed as the owner/operator of Insight Consulting, which is a company owned by Mr. Cegielski which previously provided management consulting services to IBI Corporation, a company specializing in mining ("IBI"), and now solely provides consulting services to the Company. Mr. Cegielski served as Vice President of IBI from April 1, 2005 until June 12, 2006. Mr. Cegielski is a graduate of the University of Guelph in Ontario, Canada where he acquired his Bachelor of Science, Honours degree from the College of Physical and Engineering Science in Applied Biochemistry.

It is anticipated that Mr. Cegielski will receive a salary of approximately $3,000 per month for his services as the Company's sole officer and Director. Mr. Cegielski will be bound by a consulting agreement which has not been formalized as of the date of this filing. Additionally, it is planned that Mr. Cegielski will continue to provide consulting services through Insight
Consulting to other public companies, however he currently only provides services to us.

TERM  OF  OFFICE

Our Directors are elected annually and hold office until our next annual meeting of the shareholders and until their successors are elected and qualified. Our officers are appointed by our board of directors and hold office until they are removed by the board or they resign.

SECTION 16 (A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers and persons who own more than 10% of a class of our equity securities which are registered under the Exchange Act to file with the Securities and Exchange Commission initial reports of ownership and reports of changes of ownership of such registered securities. Such executive officers, directors and greater than 10% beneficial owners are required by Commission regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons.

To our knowledge, based solely on a review of the copies of such reports furnished to us and on representations that no other reports were required, we are of the opinion that Susan Downing failed to make a Form 3, Schedule 13d, Form 4 and amended Schedule 13d filing during the fiscal year ended March 31, 2006. Based on stockholder filings with the SEC, Adam R. Cegielski is subject to
Section  16(a)  filing  requirements,  and  Mr.  Cegielski has made all required
Section  16(a)  filings  with  the  SEC  as  of  the  date  of  this  report.

ITEM 10. EXECUTIVE COMPENSATION.
                                                 Other(1)
                                                  Annual
Name & Principal      Year ended                  Compen-    Options
   Position            March 31     Salary ($)    sation       SARs     Bonus($)
-------------------    ------     -----------    ---------  ---------  ---------
Adam R. Cegielski      2007(2)      $36,000          --         --         --
CEO, President,        2006(3)       - 0 -           --         --         --
Principal Accounting
Officer, Treasurer and
Secretary

Susan Downing          2006(3)       - 0 -           --         --         --
CEO, President,        2005          - 0 -           --         --         --
Principal Accounting
Officer, Treasurer
and Secretary


* Does not include perquisites and other personal benefits in amounts less than 10% of the total annual salary and other compensation. Other than the individuals listed above, we have no other executive employees who have received more than $100,000 in compensation, including bonuses and options, during each of the last three (3) fiscal years.

(1) No Executive Officer received any LTIP payouts, restricted stock awards or bonuses during the years ended 2004 and 2005 and no salaries are being accrued.

(2) It is estimated that Mr. Cegielski will be paid $3,000 per month for his services to the Company as its sole officer and Director. As of May 31, 2006, Mr. Cegielski had been paid $6,000 in consideration for his services to the Company. It is anticipated that Mr. Cegielski and the Company will enter into a consulting agreement in connection with his employment with the Company subsequent to the filing of this report.

(3) Mr. Cegielski was appointed as the Company's Chief Executive Officer, President, Principal Accounting Officer, Treasurer and Secretary on March 27, 2006, when the Company's former Chief Executive Officer, President, Principal Accounting Officer, Treasurer and Secretary, Susan Downing, resigned.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table provides the names and addresses of each person known to own directly or beneficially more than a 5% of the outstanding Common Stock (as determined in accordance with Rule 13d-3 under the Exchange Act) as of June 19, 2006, and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

   Name and Address of
     Beneficial Owner                     Shares         Percent(1)
-----------------------------           ----------     --------------
      Adam R. Cegielski                 40,000,000         51.2%
 90 Reynolds St., Oakville,
 Ontario, Canada, L6J 3K2

=============================           ==========       ========
  All of the officers and               40,000,000         51.2%
    directors as a group
        (1 person)

(1) Using 78,100,000 shares of common stock issued and outstanding as of June 19, 2006, which amount does not include an aggregate of 183,334 shares of common stock which we sold pursuant to private placements of our common stock in April 2006, which shares have not been issued to date.

CHANGES IN CONTROL

The  Company  does  not  anticipate  any  changes  in  control  of  the Company.

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

On March 27, 2006, our then Chief Executive Officer and Sole Director, Susan Downing, entered into a Stock Purchase Agreement (the "Purchase Agreement") with Adam Cegielski, who up until that time had not been affiliated with us. Pursuant to the Purchase Agreement, Mr. Cegielski purchased forty million
(40,000,000) shares of our common stock from Ms. Downing for aggregate consideration of $30,000. The Purchase Agreement closed on March 27, 2006 (the "Closing").

As a result of the Closing, Mr. Cegielski obtained majority voting control over the Company, as the 40,000,000 shares which he purchased constituted 51.5% of the Company's outstanding shares of common stock based on 77,600,000 shares of common stock outstanding as of March 27, 2006 (the "Change in Control").

In connection with the Change of Control of the Company, the Company's then Chief Executive Officer, President, Principal Accounting Officer, Treasurer and Secretary, Susan Downing, resigned on March 27, 2006, and Mr. Cegielski was appointed as the Company's Chief Executive Officer, President, Principal Accounting Officer, Treasurer and Secretary.

Additionally, on March 27, 2006, Ms. Downing resigned as the Company's sole Director and Mr. Cegielski was appointed as the Company's sole Director to fill the vacancy left by her resignation.

We rent office space through Insight Consulting ("Insight"), a company owned by our sole officer and Director at 90 Reynolds St., Oakville, Ontario L6J 3K2. We pay approximately $890 per month ($1,000 Canadian dollars) to Insight, for the use of approximately 500 square feet of office space. We do not have a lease agreement with Insight.

ITEM 13. EXHIBITS

a)     The exhibits listed below are filed as part of this annual report.

EXHIBIT NO.          DESCRIPTION OF EXHIBIT

3.1(1)               Articles of Incorporation.

3.2(1)               Bylaws, as amended.

3.3(2)               Certificate of Change Pursuant to NRS 78.209

3.2(2)               Certificate of Correction to the Company's
                     Articles of Incorporation

10.1(3) Stock Purchase Agreement between Susan Downing and Adam Cegielski

10.2(4)              Option Agreement with Sydney

21.1*                Subsidiaries of the Company

31*                  Chief Executive Officer and Chief Financial Officer
                        Certification pursuant to Section 302
                        of the Sarbanes-Oxley Act of 2002

32*                  Chief Executive Officer and Chief Financial Officer
                        Certification pursuant to Section  906
                        of the Sarbanes-Oxley Act of 2002

* Filed herein.

b)     REPORTS ON FORM 8-K

We filed the following report on Form 8-K during the three months ended March 31, 2006:

March 29, 2006  -   to report  that  on  March  27,  2006,  our  then  Chief
                    Executive  Officer,  Susan  Downing  entered  into  a  Stock
                    Purchase Agreement with our current Chief Executive Officer,
                    Adam Cegielski, and to report the subsequent change in control which resulted from the purchase of the stock by Mr.
                    Cegielski.

We filed the following reports on Form 8-K during the period subsequent to the three months ended March 31, 2006:

April 18, 2006  -   to report  that  on  April  13,  2006,  we  entered  into  a
                    Letter  of  Intent  with   Sydney  in  connection  with  the
                    exploration and development of the Yoquivo Property and to report that our Board of Directors had approved a 4:1 forward stock split, affecting both our authorized and outstanding common stock.

April 25, 2006  -   to   report  the   consummation   of   the   4:1    forward
                    stock   split,   and  that as a  result  of the stock split,
                    our   common   stock  would   be  traded   under the  symbol
                    "KGBC."

June 13, 2006   -   to  report   that   we   had   entered   into  a  definitive
                    Option   Agreement   with   Sydney   in  connection with the
                    Letter  of  Intent  entered  into  in  April  2006.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

The aggregate fees billed for the fiscal years ended March 31, 2006 and 2005, for professional services rendered by the Company's principal accountant, Telford Sadovnick, PLLC, for the audit and review of the Company's annual and quarterly financial statements and for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements was approximately $10,000 and $7,000, respectively.

 AUDIT RELATED FEES

     None.

TAX FEES

     None.

ALL OTHER FEES

     None.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             KONIGSBERG CORPORATION

                           By:  /s/ Adam R. Cegielski
                               ----------------------
                           Name:  Adam R. Cegielski
                           Title: Chief Executive Officer and
                                  Principal Financial Officer
                           Date:  June 28, 2006


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    SIGNATURE                        TITLE                              DATE
    ---------                        -----                              ----

/s/ Adam R. Cegielski          Chief Executive Officer,            June 28,2006
---------------------          President, Principal Financial
    Adam R. Cegielski          Officer, Secretary, Treasurer,
                               and Director