Form 10QSB
period 2006-06-30
KONIGSBERG CORP
filed 2006-08-21
CIK 1326780

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 2006

[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT

                   For the transition period from           to
                                                 -----------  ----------

                      Commission file number 000-51594


                             KONIGSBERG CORPORATION
                             ----------------------
        (Exact name of small business issuer as specified in its charter)


            Nevada                                    98-0455906
            ------                                    ----------
  (State or other jurisdiction of          (IRS Employer Identification No.)
   incorporation or organization)

               90 Reynolds St., Oakville, Ontario, Canada L6J 3K2
               --------------------------------------------------
                    (Address of principal executive offices)

                                 (905) 330-1189
                                 --------------
                         (Registrant's telephone number)

Check  whether the registrant (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No [ ]

As of August 10, 2006, 78,731,334 shares of Common Stock of the issuer were outstanding ("Common Stock").

Traditional  Small  Business  Disclosure  Format.

               Yes  [ ]  No  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

               Yes  [ ]  No  [X].

                          PART I. FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS


The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended June 30, 2006 are not necessarily indicative of the results that can be expected for the year ending March 31, 2007.

     As used in this Quarterly Report, the terms "we", "us", "our", and "Konigsberg" mean Konigsberg Corporation and its subsidiary, unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

                             KONIGSBERG CORPORATION
                         (AN EXPLORATION STAGE COMPANY)

                 FIRST QUARTER CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 2006
                                  (UNAUDITED)
                            (STATED IN U.S. DOLLARS)



                             KONIGSBERG CORPORATION
                         (AN EXPLORATION STAGE COMPANY)

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                            (STATED IN U.S. DOLLARS)

                                                                      JUNE 30     MARCH 31
                                                                        2006        2006
                                                                     ---------    --------

ASSETS

CURRENT
         Cash                                                        $   5,410    $ 26,793
         Prepaid expenses                                                    -         245
                                                                         5,410      27,038
                                                                     =========    ========

LIABILITIES

CURRENT
   Accounts payable and accrued liabilities                          $  36,526    $  6,632
                                                                     ---------    --------
STOCKHOLDERS' EQUITY (DEFICIENCY)

SHARE CAPITAL
   Authorized:
      400,000,000 common voting shares with a par value of
       $0.001 per share
      100,000,000 preferred shares with a par value of $0.001 per share

    Issued and outstanding:
      78,731,334 common shares at June 30, 2006
       and 77,600,000 common shares at March 31, 2006                   78,731      77,600

ADDITIONAL PAID-IN CAPITAL                                             904,069      26,400

STOCK SUBSCRIPTIONS RECEIVABLE                                        (268,800)          -

DEFICIT ACCUMULATED DURING THE EXPLORATION STAGE                      (745,116)    (83,594)
                                                                     ---------    --------
                                                                       (31,116)     20,406
                                                                     ---------    --------

                                                                     $   5,410    $ 27,038
                                                                     =========    ========




    The accompanying notes are an integral part of these consolidated financial statements.



                             KONIGSBERG CORPORATION
                         (AN EXPLORATION STAGE COMPANY)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                            (STATED IN U.S. DOLLARS)

                                                                                  PERIOD FROM
                                                        THREE           THREE      INCEPTION
                                                        MONTHS         MONTHS      NOVEMBER 3
                                                        ENDED           ENDED       2004 TO
                                                       JUNE 30         JUNE 30      JUNE 30
                                                         2006           2005         2006
                                                      ----------     ----------   ----------

REVENUE                                               $        -     $        -   $        -
                                                      ----------     ----------   ----------
EXPENSES
    Consulting fees                                        9,778              -        9,778
    Mineral property acquisition costs and
     exploration expense                                 600,000          2,000      614,789
    Write down of mineral property interest                    -              -        3,500
    Office and sundry                                      9,531          1,079       19,498
    Professional fees                                     42,266         10,876       98,431
    Gain on foreign exchange                                 (53)           (49)        (880)
                                                      ----------     ----------   ----------
                                                         661,522         13,906      745,116
                                                      ----------     ----------   ----------

NET LOSS FOR THE PERIOD                               $ (661,522)    $  (13,906)  $ (745,116)
                                                      ==========     ==========   ==========

BASIC AND DILUTED LOSS PER SHARE                      $    (0.01)    $    (0.00)
                                                      ==========     ==========

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING                                78,015,568     77,257,143
                                                      ==========     ==========



    The accompanying notes are an integral part of these consolidated financial statements.




                             KONIGSBERG CORPORATION
                         (AN EXPLORATION STAGE COMPANY)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                            (STATED IN U.S. DOLLARS)

                                                                                          PERIOD FROM
                                                                 THREE         THREE       INCEPTION
                                                                MONTHS        MONTHS       NOVEMBER 3
                                                                 ENDED         ENDED        2004 TO
                                                                JUNE 30       JUNE 30       JUNE 30
                                                                 2006          2005          2006

CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES
    Net loss for the period                                  $(661,522)      $(13,906)    $(745,116)

    Item not involving cash:
       Share capital issued for property acquisition           500,000              -       500,000

    Changes in non-cash working capital items:
        Write down of mineral property interest                      -              -         3,500
         Prepaid expenses                                          245           (758)            -
         Accounts payable and accrued liabilities               29,894          1,056        36,526
                                                             ---------       --------     ---------
                                                              (131,383)       (13,608)     (205,090)

FINANCING ACTIVITY
    Share capital issued for cash                              110,000          6,000       214,000

INVESTING ACTIVITY
    Additions to mineral property interest                           -              -        (3,500)
                                                             ---------       --------     ---------
INCREASE (DECREASE) IN CASH                                    (21,383)        (7,608)        5,410

CASH, BEGINNING OF PERIOD                                       26,793         84,893             -
                                                             ---------       --------     ---------
CASH, END OF PERIOD                                          $   5,410       $ 77,285     $   5,410
                                                             =========       ========     =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
CASH PAID DURING THE PERIOD FOR:

Interest                                                     $       -       $      -     $       -

Income taxes                                                 $       -       $      -     $       -
                                                             =========       ========     =========



    The accompanying notes are an integral part of these consolidated financial statements.



KONIGSBERG CORPORATION
(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)

PERIOD FROM NOVEMBER 3, 2004 (INCEPTION) TO JUNE 30, 2006
(UNAUDITED)
(STATED IN U.S. DOLLARS)
                                                                                            DEFICIT
                                                 COMMON STOCK                             ACCUMULATED
                                                            ADDITIONAL        STOCK        DURING THE
                                                             PAID-IN     SUBSCRIPTIONS    EXPLORATION
                                     SHARES      AMOUNT      CAPITAL       RECEIVABLE        STAGE        TOTAL
Balance, November 3, 2004
  (Date of inception)                     -    $        -    $      -    $         -      $         -    $      -
Shares issued for cash
   November 3, 2004 at
    $0.00025                     40,000,000        40,000     (30,000)             -                -      10,000
   February 28, 2005 at
    $0.0025                      35,200,000        35,200      52,800              -                -      88,000
Net loss for the period                   -             -           -              -          (11,314)    (11,314)
Balance, March 31, 2005          75,200,000        75,200      22,800              -          (11,314)     86,686
                                 ----------    ----------    --------    -----------      -----------    --------

Shares issued for cash:
   April 14, 2005 at
    $0.0025                       2,400,000         2,400       3,600              -                -       6,000
Net loss for the year                     -             -           -              -          (72,280)    (72,280)
Balance, March 31, 2006          77,600,000        77,600      26,400              -          (83,594)     20,406
                                ----------     ----------   ---------    -----------      -----------    --------

Shares issued for cash:
   April 21, 2006
    at $0.60                        100,000           100      59,900              -                -      60,000
   April 28, 2006
    at $0.60                         83,334            83      49,917              -                -      50,000
Shares issued for property:
   May 11, 2006
    at $1.00                        500,000           500     499,500              -                -     500,000
Shares subscribed for cash:
   June 7, 2006
    at $0.60                         21,000            21      12,579        (12,600)               -           -
   June 22, 2006
    at $0.60                         10,000            10       5,990         (6,000)               -           -
   June 30, 2006
    at $0.60                        417,000           417     249,783       (250,200)               -           -

Net loss for the period                   -             -           -              -         (661,522)   (661,522)
Balance, June 30, 2006           78,731,334    $   78,731    $904,069    $  (268,800)     $  (745,116)   $(31,116)
                                 ----------    ----------    --------    -----------      -----------    --------



    The accompanying notes are an integral part of these consolidated financial statements.

                             KONIGSBERG CORPORATION
                         (AN EXPLORATION STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2006
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)

1.  BASIS OF PRESENTATION


     The unaudited consolidated financial information furnished herein reflects all adjustments which, in the opinion of management, are necessary to fairly state the Company's consolidated financial position and the results of its operations for the periods presented. These first quarter consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's Form 10-KSB for the fiscal year ended March 31, 2006. The Company assumes that the users of the interim consolidated financial information herein have read, or have access to, the audited consolidated financial statements for the preceding fiscal year, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company's Form 10-KSB for the fiscal year ended March 31, 2006, has been omitted. The results of operations for the three month period ended June 30, 2006 are not necessarily indicative of results for the entire year ending March 31, 2007.


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


     These consolidated financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $745,116 since inception and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has plans to seek additional capital through a private placement and public offering of its common stock. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

                             KONIGSBERG CORPORATION
                         (AN EXPLORATION STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2006
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)

3.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


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


     The consolidated financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:


     a)   Consolidation


          These consolidated financial statements include the accounts of the Company and its wholly owned British Columbia subsidiary, Konigsberg Explorations Inc. All significant intercompany transactions have been eliminated.


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


          The Company regularly performs evaluations of any investment in mineral properties to assess the recoverability and/or the residual value of its investments in these assets. All long-lived assets are reviewed for impairment whenever events or circumstances change which indicate the carrying amount of an asset may not be recoverable. During the year ended March 31, 2005, the Company recorded impairments of $3,500 of its mineral properties.


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

                             KONIGSBERG CORPORATION
                         (AN EXPLORATION STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2006
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)

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

                             KONIGSBERG CORPORATION
                         (AN EXPLORATION STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2006
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)

4.   MINERAL PROPERTIES

     a)   Nanaimo  Properties

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

b)   Yoquivo Properties
          On May 31, 2006, the Company entered into an option agreement with Sydney Resource Corporation ("Sydney"), whereby the Company was granted an option to acquire up to a 75% undivided right, title and interest in and to a series of six mineral concessions located in the State of Sonora, Mexico, and collectively referred to as the "Yoquivo Property". Pursuant to the agreement, the Company can exercise its option to acquire an initial 50% interest ("the first option") by completing the following:

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

                             KONIGSBERG CORPORATION
                         (AN EXPLORATION STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2006
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)


4.   MINERAL PROPERTIES  (Continued)
     b) Yoquivo Properties (Continued) Upon the Company successfully exercising the first option, the Company will then be granted a second option ("the second option") to acquire an additional 25% interest in the Yoquivo Property by completing the following:

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

          Should the Company successfully exercise the second option to acquire the additional 25% in the Yoquivo Property, Sydney shall have a one-time right, exercisable within 90 days of the Company having vested at 75%, to back into a 50% interest in the Yoquivo Property by making a single cash payment to the Company. The cash payment will be equal to the greater of:

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

                             KONIGSBERG CORPORATION
                         (AN EXPLORATION STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2006
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)


5.   SHARE CAPITAL


     On April 21, 2006, the Company received $60,000 for 100,000 common shares at $0.60 per share.


     On April 25, 2006, the Company consummated a 4:1 forward stock split. This increased the shares outstanding at that date from 19,400,000 to 77,600,000. In conjunction with this split, the number of authorized shares was amended to allow the issue of 400,000,000 shares as opposed to the 100,000,000 originally authorized. All share amounts have been adjusted retroactively to reflect this forward stock split.


     On April 28, 2006, the Company received $50,000 for 83,334 common shares at $0.60 per share.


     On May 11, 2006, the Company issued 500,000 common shares at $1.00 as mandated by the option agreement with the optioner for deemed value of $500,000.


     On June 7, 2006, the Company accepted a subscription for 21,000 common shares at $0.60. Cash proceeds of $12,600 were received on July 21, 2006.


     On June 22, 2006, the Company accepted a subscription for 10,000 common shares at $0.60. Cash proceeds of $6,000 were received on July 21, 2006.


     On June 30, 2006, the Company accepted a subscription for 417,000 common shares at $0.60. Cash proceeds of $250,200 were received on July 7, 2006.



6.   COMMITMENTS AND CONTRACTUAL OBLIGATIONS

     The Company has no significant commitments or contractual obligations with any parties respecting executive compensation, consulting arrangements or other matters.

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

CERTAIN STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-QSB (THIS "FORM 10-QSB"), CONSTITUTE "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (COLLECTIVELY, THE "REFORM ACT"). CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES", "EXPECTS", "MAY", "SHOULD", OR "ANTICIPATES", OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF KONIGSBERG CORPORATION ("KONIGSBERG", "THE COMPANY", "WE", "US" OR "OUR") TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-QSB, UNLESS ANOTHER DATE IS STATED, ARE TO JUNE 30, 2006.

BUSINESS  HISTORY

We were incorporated in Nevada on November 3, 2004, as Konigsberg Corporation. On April 12, 2006, our Board of Directors approved a 4:1 forward stock split to shareholders of record as of April 25, 2006 (the "Forward Stock Split"). The Forward Stock Split affected our issued and outstanding shares, as well as our authorized shares of common stock, and as a result, after the Forward Stock Split, we had 400,000,000 shares of common stock authorized with a par value of $0.001 per share.

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

As a result of the filing of the Certificate and Correction thereto, we now have 400,000,000 shares of common stock authorized, $0.001 par value, and 100,000,000 shares of preferred stock authorized, $0.001 par value per share. Unless otherwise stated, all share amounts used in this 10-QSB are reflected in post Forward Stock Split amounts.

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

Pursuant to the Option Agreement, Sydney granted us the right to earn an initial (First Option) undivided 50% interest in and to the mineral rights to the Yoquivo Property in exchange for the following cash, share and work expenditure considerations to be delivered/met over a 24 month period from the signing of the letter of intent, as more specifically detailed below:

     A. Our making, in favor of Sydney, the following cash payments totaling $200,000 dollars over a 90 day period:

          i) $25,000 within five days of signing of the Letter of Intent, which we have paid as of the date of this filing,

          ii) an additional $75,000 within 30 days of signing the Letter of Intent, which we have paid as of the date of this filing, and

          iii) an additional $100,000 within 90 days of signing the Option Agreement, which we have not paid as of the date of this filing, but which payment we anticipate paying prior to the end of August 2006, within the 90 days provided by the Option Agreement.

     B.  Our  issuing  1,000,000  shares  of  restricted  common  stock:

          i) 500,000 shares of common stock within 30 days of signing the Letter of Intent, which we have issued as of the date of this filing, and

          ii) An additional 500,000 shares of common stock within 12 months of signing of the Letter of Intent, which shares have not been issued as of the date of this filing.

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

We have paid approximately $185,000 towards exploration expenditures on the Yoquivo Property as of the date of this filing.

The initial cash payment of $100,000 and issuance of 500,000 shares of common stock, which have already been made, as well as the initial exploration expenditure of $250,000 (of which we have paid approximately $185,000 to date), are final definitive commitments and are therefore non-refundable, however all other payments and expenditure commitments are optional in the event we choose not to move forward with the option.

Sydney will act as operator during the earn-in phase of the agreement and will be entitled to charge a management fee of 10% on all property exploration expenditures and related head office overhead. A management committee consisting of two representatives of each company will be formed subsequent to the company's entry into the Option Agreement. As operator, Sydney will be responsible for proposal of exploration programs to the management committee. We as funding partner are responsible for funding, in full, any and all exploration programs approved by the management committee in advance of the commencement of exploration, as well as being responsible for making all necessary property and tax payments to keep the property in good standing.

Sydney agreed to grant us a second option (the Second Option) pursuant to the Option Agreement, to earn an additional 25% interest in the joint venture (for 75% total), subject to back-in provisions in favor of Sydney as indicated below, under the following terms and conditions:

     A. Within 60 days of having vested an initial 50% interest in the property, making a cash payment in favor of Sydney of $250,000 dollars,

     B. Within 60 days of having vested an initial 50% interest in the property, issuing to Sydney an additional 1,000,000 common shares, and

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

Finally, we have the additional right, exercisable within 7 days of receipt of notice of Sydney's decision to exercise its Back In Right, to extinguish Sydney's Back In Right, through the issuance of an additional 1,000,000 shares of our common stock to Sydney.

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

Phase 1 of the exploration program on the Yoquivo Property, which was started during the 1st week of August 2006, and which we expect to be completed by October 2006, is anticipated to include:

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

As of the filing of this report, we have spent approximately $185,000 on the exploration program on the Yoquivo Property. As explained above, we have committed to fund $250,000 in exploration costs regardless of whether we decide to proceed with the First Option.

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

SUBSIDIARIES

Konigsberg Explorations Inc., a British Columbia corporation, is our sole wholly owned subsidiary. All of our operations are currently conducted through Konigsberg Explorations Inc. All references in this Quarterly Report to "us," the "Company," "we," "Konigsberg," or words of similar meeting include the operations of Konigsberg Explorations Inc., unless otherwise stated or the context suggests otherwise.

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

The Nanaimo Lake Claims are recorded with the Ministry of Energy and Mines, Province of British Columbia, Canada under the following name and tenure numbers:

          NAME  OF  MINERAL  CLAIM     TENURE  NUMBER       EXPIRY  DATE
          ------------------------     --------------   -------------------
            NANAIMO  LAKES  1&2           414834        November  18,  2006
             NANAIMO  LAKES  2            523693        December  10,  2006

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

We currently believe that we will be able to continue our business operations for the next six months with the approximately $50,000 of cash on hand that we had as of August 10, 2006. We anticipate the need for approximately $250,000 to maintain our operations for the next twelve months and complete the anticipated exploration activities on the Yoquivo Property.

                         COMPARISON OF OPERATING RESULTS

THREE  MONTHS  ENDED  JUNE  30, 2006 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
2005

We  have  not  generated  any revenues since our incorporation in November 2004.

We had total expenses of $661,522 for the three months ended June 30, 2006, compared to total expenses of $13,906 for the three months ended June 30, 2005, an increase in expenses of $647,616 or 4,657% from the prior period. The main reason for the increase in expenses, was due to a $598,000 increase in mineral property acquisition costs and exploration in connection with our entry into the Option Agreement for exploration of the Yoquivo Property with Sydney, which expenses increased to $600,000 for the three months ended June 30, 2006, compared to $2,000 for the three months ended June 30, 2005. Additionally attributing to the increase in total expenses was a increase of $8,452 or 783.3% in office and sundry expenses, to $9,531 for the three months ended June 30,

2006, compared to $1,079 for the three months ended June 30, 2005 in connection with the rental of our office space and the purchase of an office computer, and an increase of $31,390 or 288.6% in professional fees, associated with fees paid to our legal counsel in connection with the preparation of our various SEC filings and our accountant in connection with the audit of our year ended March 31, 2006 financial statements, to $42,266 for the three months ended June 30, 2006, compared to $10,876 for the three months ended June 30, 2005.

The reason for the $9,531 or 783.3% increase in office and sundry expense for the three months ended June 30, 2006, compared to the prior period was mainly due to the fact that during the three months ended June 30, 2006, we rented office space through Insight Consulting ("Insight"), a company owned by our sole officer and Director, Adam Cegielski, which monthly rental fee totals approximately US $890 ($1,000 Canadian dollars). Our professional fees increased $31,390 or 288.6% from the prior period, due to the fact that we were not a publicly reporting company during the three months ended June 30, 2005, and our legal and accounting expenses increased substantially once we became responsible for making public filings with the SEC.

We had a gain on foreign exchange of $53 for the three months ended June 30, 2006, compared to a gain on foreign exchange of $49 for the three months ended June 30, 2005.

Net loss for three months ended June 30, 2006 was $661,522, compared to a net loss of $13,906 for the three months ended June 30, 2005, an increase in net loss of $647,616 or 4,657% from the prior period. The increase in net loss was mainly due to the $598,000 increase in mineral property acquisition costs in connection with our entry into the Option Agreement with Sydney relating to the Yoquivo Property.

LIQUIDITY  AND  CAPITAL  RESOURCES

We had total assets of $5,410 as of June 30, 2006, a decrease of total assets of $21,628 or 80% from total assets of $27,038 as of March 31, 2006. Total assets of June 30, 2006, included current assets of $5,410 as of June 30, 2006 consisting solely of cash of $5,410.

We had total liabilities, consisting solely of total current liabilities of $36,526 as of June 30, 2006, which consisted solely of accounts payable and accrued liabilities, which represented an increase of $29,894 over current liabilities of $6,632 as of March 31, 2006, which increase was mainly due to increases in the amounts owed to our legal counsel in connection with the preparation and negotiation of our Option Agreement with Sydney and amounts owed to our SEC counsel in connection with the drafting of our periodic and current report filings.

We had a net working capital deficit of $31,116 as of June 30, 2006. We had a deficit accumulated during the exploration stage of $745,116 as of June 30, 2006.

We had $131,383 in cash flows used in operating activities for the three months ended June 30, 2006, which included $661,522 of net loss, offset by $500,00 of stock issued for property acquisition in connection with the issuance of 500,000 restricted shares of common stock to Sydney during the three months ended June 30, 2006, pursuant to the Option Agreement, $29,894 of accounts payable and accrued liabilities, and $245 of prepaid expenses.

We had $110,000 of cash flows from financing activities for the three months ended June 30, 2006, which related to an aggregate of 183,334 shares of common stock sold to various offshore investors in April 2006 for aggregate consideration of $110,000 (or $0.06 per share).

We had $268,800 in stock subscription receivable as of June 30, 2006, which related to an aggregate of 448,000 shares sold to offshore investors in June 2006, for aggregate consideration of $268,800 (or $0.60 per share), which consideration was not received as of June 30, 2006, but which amount has been received in full to date.

We currently believe that we will be able to continue our business operations for the next six months with the approximately $50,000 of cash on hand that we had as of August 10, 2006, which funds we received from our subscription receivable as of June 30, 2006, which amount has been received in full to date. However we will need to raise approximately $100,000 in the next thirty (30) days to pay the $100,000 we agreed to pay Sydney within 90 days of our entry into the Option Agreement, which we believe we will be able to raise through sales of our common stock, of which there can be no assurance. Additionally, we anticipate the need for approximately $250,000 to maintain our operations for the next twelve months and complete the anticipated exploration activities on the Yoquivo Property. We anticipate raising such funds through the private placement of shares of our common stock to certain individual investors in offshore transactions pursuant to Regulation S of the Securities Act of 1933.

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

                                  RISK FACTORS

You should carefully consider the following risk factors and other information in this quarterly report on Form 10-QSB before deciding to become a holder of our Common Stock. If any of the following risks actually occur, our business and financial results could be negatively affected to a significant extent.

Our business and the value of our common stock are subject to the following Risk
Factors:

WE MAY NOT BE ABLE TO CONTINUE OUR BUSINESS PLAN AND EXPLORATION ACTIVITIES WITHOUT ADDITIONAL FINANCING.

We depend to a great degree on the ability to attract external financing in order to conduct future exploratory activities. We are currently funded solely by our shareholders and we believe that we can continue our business operations for approximately the next six (6) months with the approximately $50,000 of cash we had on hand as of August 10, 2006. If we are unable to raise the additional funds required for planned exploration and extraction activities, which we anticipate costing approximately an additional $65,000 during the next ten to twelve months, not including the $100,000 we are required to pay Sydney in connection with the Option Agreement in the next thirty (30) days, which we do not currently have funds to pay, we may be forced to abandon our current business plan and/or we will not be able to earn our First Option with Sydney (as described above). If you invest in us and we are unable to raise the required funds, your investment could become worthless.

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

As an exploration stage company, we have no revenues or profits to date and our deficit accumulated during our exploration stage as of June 30, 2006, was $745,116. We had a working capital deficiency of $31,116 as of June 30, 2006. We are currently being funded by existing shareholders and anticipate being able to continue our business operations for approximately the next six months with the approximately $50,000 of cash on hand as of August 10, 2006. However, if we do not begin exploration and/or do not have enough money to continue exploration activities it is likely that we will never generate any revenues. Additionally, if we are unsuccessful in mining attempts we may choose to attempt in the future, it is likely that we will never generate any revenues. Additionally, the exploration of minerals is highly speculative, and if throughout our mineral exploration we do not find commercial quantities of minerals, we will likely be forced to curtail or abandon our business plan. If this happens, you could lose your investment in us. If we are unable to generate profits, we will be forced to rely on external financing, of which there is no guarantee, to continue with our business plan.

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

ADAM R. CEGIELSKI, OUR SOLE DIRECTOR AND OFFICER CAN VOTE AN AGGREGATE OF 50.8% OF OUR COMMON STOCK AND CAN EXERCISE CONTROL OVER CORPORATE DECISIONS INCLUDING THE APPOINTMENT OF NEW DIRECTORS.

Adam R. Cegielski, our sole Director and officer can vote an aggregate of 40,000,000 shares or approximately 50.8% of our outstanding Common Stock. Accordingly, Mr. Cegielski will exercise control in determining the outcome of all corporate transactions or other matters, including the election of directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. Any investors who purchase shares will be minority shareholders and as such will have little to no say in the direction of the Company and the election of

Directors. Additionally, it will be difficult if not impossible for investors to remove Mr. Cegielski as a Director of the Company, which will mean he will remain in control of who serves as officers of the Company as well as whether any changes are made in the Board of Directors. As a potential investor in the Company, you should keep in mind that even if you own shares of the Company's Common Stock and wish to vote them at annual or special shareholder meetings, your shares will likely have little effect on the outcome of corporate decisions.

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

Our office and the majority of our assets are located in Canada, while the Yoquivo Property, which we have entered into an Option Agreement to explore and develop, is located in Mexico. Our sole officer and Director is located in Canada. As a result, it may be difficult for shareholders to effect service of process within the United States on our officer and Director. In addition, investors may have difficulty enforcing judgments based upon the civil liability provisions of the securities laws of the Unites States or any state thereof, both in and outside of the United States.

WE MAY NOT BE ABLE TO EARN OUR FIRST OR SECOND OPTION WITH SYDNEY PURSUANT TO THE OPTION AGREEMENT.

In June 2006, we entered into an Option Agreement with Sydney Resource Corporation ("Sydney") to earn up to a 75% interest in the Yoquivo Property (as defined and described below). In order to earn the interest of the Yoquivo Property, we are required to pay $1,000,000 during the twenty-four months following our entry into the Option Agreement (i.e. prior to June 2008), towards the exploration of the property. We currently have paid only $185,000 of this amount, and can provide no assurance that we will be able to raise the additional capital needed to earn our interest in the property on favorable terms, if at all. If we are unable to raise the capital required to earn the interest in the Yoquivo Property, our current expenditures towards such Option Agreement will be forfeited and we could be forced to abandon or curtail our current business plan. If this were to happen, the value of our common stock could become worthless.

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

Pursuant to our Articles of Incorporation, we have 400,000,000 shares of Common Stock and 100,000,000 shares of preferred stock ("Preferred Stock") authorized. As August 10, we had 78,731,334 shares of Common Stock issued and outstanding and - 0 - shares of Preferred Stock issued and outstanding. As a result, our Board of Directors has the ability to issue a large number of additional shares of Common Stock without shareholder approval, which if issued could cause substantial dilution to our then shareholders. Additionally, shares of Preferred Stock may be issued by our Board of Directors without shareholder approval with voting powers, and such preferences and relative, participating, optional or other special rights and powers as determined by our Board of Directors, which may be greater than our Common Stock. As a result, shares of Preferred Stock may be issued by our Board of Directors which cause the holders to have super majority voting power over our shares, provide the holders of the Preferred Stock the right to convert the shares of Preferred Stock they hold into shares of our Common Stock, which may cause substantial dilution to our then Common Stock shareholders and/or have other rights and preferences greater than those of our Common Stock shareholders. Investors should keep in mind that the Board of Directors has the authority to issue additional shares of Common Stock and Preferred Stock, which could cause substantial dilution to our existing shareholders. Additionally, the dilutive effect of any Preferred Stock, which we may issue may be exacerbated given the fact that such Preferred Stock may have super majority voting rights and/or other rights or preferences which could provide the preferred shareholders with voting control over us subsequent to this offering and/or provide those holders the power to prevent or cause a change in control. As a result, the issuance of shares of Common Stock and/or Preferred Stock, may cause the value of our securities to decrease and/or become worthless.

WE HAVE YET TO ATTAIN PROFITABLE OPERATIONS AND BECAUSE WE WILL NEED ADDITIONAL FINANCING TO FUND OUR EXPLORATION ACTIVITIES, OUR ACCOUNTANTS BELIEVE THERE IS SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

We have incurred a net loss of $661,522 for the three month period ended June 30, 2006, had an accumulated deficit of $745,116 as of June 30, 2006, and have no revenues to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our mineral claims. These factors raise substantial doubt that we will be able to continue as a going concern. Telford Sadovnick, P.L.L.C., our independent auditors, have expressed substantial doubt about our ability to continue as a going concern given our recurring losses from operations, which are described in the first risk factor above. This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital, we will not be able to implement our exploration program which requires significant funding past the second phase, as a result we may have to liquidate our business and stockholders may lose their investment. Investors should consider our auditor's comments when determining if an investment in us is suitable.

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

WE MAY CONDUCT FURTHER OFFERINGS IN THE FUTURE IN WHICH CASE STOCKHOLDERS HOLDINGS WILL BE DILUTED.

We completed offerings of 35,200,000 and 2,400,000 shares of our common stock at a price of $0.0025 per share to investors on February 28, 2005 and April 14, 2005, respectively. Additionally, we sold 183,334 shares of our or common stock to two offshore investors in April 2006, and 448,000 shares of our common stock to three offshore investors in June 2006, at a price of $0.60 per share. Since our inception we have relied on such equity sales of our common stock to fund our operations. We may conduct further equity and/or debt offerings in the future to finance our current projects or to finance subsequent projects that we decide to undertake. If common stock is issued in return for additional funds, the price per share could be lower than that paid by our current stockholders. We anticipate continuing to rely on equity sales of our common stock or debt offerings in order to fund our business operations. If we issue additional stock, each stockholder's percentage interest in us will be lower. This condition is often referred to as "dilution". The result of this could reduce the value of your stock.

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


ITEM 3.   CONTROLS AND PROCEDURES

     (a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-QSB (the "Evaluation Date"), have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

     (b) Changes in internal control over financial reporting. There were no significant changes in our internal control over financial reporting during our most recent fiscal quarter that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

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


ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES

On May 11, 2006, we issued an aggregate of 500,000 shares of restricted common stock to Sydney Resource Corporation ("Sydney"), in connection with our entry into a Letter of Intent for the planned formation of a joint venture company to explore and develop a prospective gold and silver property in Sonora State, Mexico, with a wholly owned subsidiary of Sydney, which Letter of Intent was later consummated by an Option Agreement (described in greater detail above). We claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933 (the "Act") since the foregoing issuance did not involve a public offering, the recipient took the shares for investment and not resale and we took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuance and no underwriting discount or commission was paid by us.

In April 2006, we sold 100,000 shares of common stock to one entity and 83,334 shares of common stock to an individual for aggregate consideration of $110,000, or $0.60 per share, which funds were received subsequent to the three months ended June 30, 2006. We claim an exemption from registration afforded by Regulation S for the above issuances since the issuances were made to non-U.S. persons (as defined under Rule 902 section (k)(2)(i) of Regulation S), pursuant to offshore transactions, and no directed selling efforts were made in the United States by us, a distributor, any respective affiliates, or any person acting on behalf of any of the foregoing.

In June 2006, we sold an aggregate of 448,000 shares of our restricted common stock to two entities and one individual in consideration for an aggregate of $268,800, or $0.60 per share. We claim an exemption from registration afforded by Regulation S for the above issuances since the issuances were made to non-U.S. persons (as defined under Rule 902 section (k)(2)(i) of Regulation S), pursuant to offshore transactions, and no directed selling efforts were made in the United States by us, a distributor, any respective affiliates, or any person acting on behalf of any of the foregoing.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a)     Exhibits

Exhibit No.          Description
-----------          ------------
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

10.1(3) Stock Purchase Agreement between Susan Downing and Adam Cegielski

10.2(4)              Option Agreement with Sydney

31* Chief Executive Officer and Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32* Chief Executive Officer and Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


* Filed Herein.

(1) Filed as exhibits to our Form SB-2 Registration Statement filed with the Commission on August 15, 2005, and incorporated herein by reference.

(2) Filed as exhibits to our Report on Form 8-K filed with the Commission on April 25, 2006, and incorporated herein by reference.

(3) Filed as an exhibit to our Report on Form 8-K filed with the Commission on March 29, 2006, and incorporated herein by reference.

(4) Filed as an exhibit to our Report on Form 8-K filed with the Commission on June 13, 2006, and incorporated herein by reference.

b)     REPORTS ON FORM 8-K

We filed the following reports on Form 8-K during the three months ended June 30, 2006:

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

                                     KONIGSBERG CORPORATION

DATED: August 21, 2006                       By: /s/ Adam R. Cegielski
                                             ------------------------
                                             Adam R. Cegielski
                                             Chief Executive Officer