Form 10QSB
period 2006-09-30
KONIGSBERG CORP
filed 2006-11-17
CIK 1326780

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]     QUARTERLY  REPORT  UNDER  SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT  OF  1934

                For the quarterly period ended September 30, 2006

[ ]     TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT

           For the transition period from ____________ to ____________

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

                           30-70 EAST BEAVER CREEK RD.
                            RICHMOND HILL A6 L4B 3B2
               --------------------------------------------------
                    (Address of principal executive offices)

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

     As of November 13, 2006, 79,231,334 shares of Common Stock of the issuer were outstanding ("Common Stock"), which does not include an aggregate of 425,834 shares of Common Stock which were sold in August and September 2006, which shares have not been physically issued to date.

     Traditional Small Business Disclosure Format. Yes [ ] No [X]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X].


                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended September 30, 2006 are not necessarily indicative of the results that can be expected for the year ending March 31, 2007.

As used in this Quarterly Report, the terms "we", "us", "our", and "Konigsberg" mean Konigsberg Corporation and its subsidiary, unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

   TABLE OF CONTENTS TO UNAUDITED FINANCIAL STATEMENTS FOR THE SIX MONTHS ENDED
                           SEPTEMBER 30, 2006 AND 2005

CONSOLIDATED BALANCE SHEETS -
   September 30, 2006                                                       F-2

CONSOLIDATED STATEMENTS OF OPERATIONS -
   Three and Six Months ended September 30, 2006 and 2005                   F-3

CONSOLIDATED STATEMENTS OF CASH FLOWS -
   Six Months ended September 30, 2006 and 2005
   and the Period from November 3, 2004 (Inception) to
   September 30, 2006                                                       F-4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                  F-5

                             KONIGSBERG CORPORATION
                         (AN EXPLORATION STAGE COMPANY)
                SECOND QUARTER CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)



                             KONIGSBERG CORPORATION
                         (AN EXPLORATION STAGE COMPANY)
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                            (STATED IN U.S. DOLLARS)

---------------------------------------------------------------------------------------------------
                                                                          SEPTEMBER 30     MARCH 31
                                                                              2006           2006
---------------------------------------------------------------------------------------------------

ASSETS

CURRENT
    Cash                                                                  $    143,681    $  26,793
    Prepaid expenses                                                             3,498          245
                                                                               147,179       27,038
                                                                          ============    =========

LIABILITIES

CURRENT
    Accounts payable and accrued liabilities                              $     14,595    $   6,632
                                                                          ------------    ---------
STOCKHOLDERS' EQUITY (DEFICIENCY)

SHARE CAPITAL
    Authorized:
        400,000,000 common voting shares with a par value of
          $0.001 per share
        100,000,000 preferred shares with a par value of $0.001 per share

    Issued and outstanding:
        79,157,168 common shares at September 30, 2006
        and 77,600,000 common shares at March 31, 2006                          79,157       77,600

ADDITIONAL PAID-IN CAPITAL                                                   1,159,143       26,400

STOCK SUBSCRIPTIONS RECEIVABLE                                                 (32,565)           -

DEFICIT ACCUMULATED DURING THE EXPLORATION STAGE                            (1,073,151)     (83,594)
                                                                          ------------    ---------
                                                                               132,584       20,406
                                                                          ------------    ---------

                                                                          $    147,179    $  27,038
                                                                          ============    =========



    The accompanying notes are an integral part of these consolidated financial statements.



                             KONIGSBERG CORPORATION
                         (AN EXPLORATION STAGE COMPANY)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                            (STATED IN U.S. DOLLARS)

                                                                                                   PERIOD FROM
                                              THREE         SIX           THREE         SIX         INCEPTION
                                              MONTHS       MONTHS         MONTHS       MONTHS       NOVEMBER 3
                                              ENDED        ENDED          ENDED        ENDED         2004 TO
                                           SEPTEMBER 30  SEPTEMBER 30  SEPTEMBER 30  SEPTEMBER 30  SEPTEMBER 30
                                              2006          2006          2005          2005          2006
---------------------------------------------------------------------------------------------------------------

REVENUE                                   $         -   $         -   $         -   $         -   $           -

EXPENSES
         Consulting fees                        9,485        19,263             -             -          19,263
         Mineral property acquisition
           costs and exploration expense      285,895       885,895         3,000         5,000         900,684
         Write down of mineral property
             interest                               -             -             -             -           3,500
         Office and sundry                     16,485        26,016         2,996         4,075          35,983
         Professional fees                     16,739        59,005         8,380        19,256         115,170
         Gain on foreign exchange                (569)         (622)         (531)         (580)         (1,449)
                                          -----------   -----------   -----------   -----------     -----------
                                              328,035       989,557        13,845        27,751       1,073,151
                                          -----------   -----------   -----------   -----------     -----------

NET LOSS FOR THE PERIOD                   $  (328,035)  $  (989,557)  $   (13,845)  $   (27,751)    $(1,073,151)
===============================================================================================================

BASIC AND DILUTED LOSS PER SHARE          $     (0.01)  $     (0.01)  $         -   $         -
================================================================================================

WEIGHTED AVERAGE NUMBER OF
         COMMON SHARES OUTSTANDING         78,777,595    78,055,130    19,400,000    19,350,825
================================================================================================



    The accompanying notes are an integral part of these consolidated financial statements.



                             KONIGSBERG CORPORATION
                         (AN EXPLORATION STAGE COMPANY)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                            (STATED IN U.S. DOLLARS)

                                                                                   PERIOD FROM
                                                       SIX             SIX          INCEPTION
                                                      MONTHS          MONTHS        NOVEMBER 3
                                                      ENDED           ENDED          2004 TO
                                                   SEPTEMBER 30    SEPTEMBER 30    SEPTEMBER 30
                                                       2006            2005           2006
CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES
   Net loss for the period                         $  (989,557)    $   (27,751)    $ (1,073,151)

   Item not involving cash:
     Share capital issued for                          500,000               -          500,000
         property acquisition

   Changes in non-cash working
      capital items:
       Write down of mineral
         property interest                                   -               -            3,500
       Prepaid expenses                                 (3,253)          4,056           (3,498)
       Accounts payable and accrued
         Liabilities                                     7,963           3,750           14,595
                                                   --------------------------------------------
                                                      (484,847)        (19,945)        (558,554)

FINANCING ACTIVITY
     Share capital issued for cash                     601,735           6,000          705,735

INVESTING ACTIVITY
     Additions to mineral property interest                 -                -           (3,500)
                                                   --------------------------------------------
INCREASE (DECREASE) IN CASH                            116,888         (13,945)         143,861

CASH, BEGINNING OF PERIOD                               26,793          84,893                -
                                                   --------------------------------------------
CASH, END OF PERIOD                                $   143,681     $    70,948     $    143,861
===============================================================================================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
CASH PAID DURING THE PERIOD FOR:

Interest                                           $         -     $         -     $          -

Income taxes                                       $         -     $         -     $          -
-----------------------------------------------------------------------------------------------

    The accompanying notes are an integral part of these consolidated financial statements.

                             KONIGSBERG CORPORATION
                         (AN EXPLORATION STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)
1.   BASIS OF PRESENTATION

     The unaudited consolidated financial information furnished herein reflects all adjustments which, in the opinion of management, are necessary to fairly state the Company's consolidated financial position and the results of its operations for the periods presented. These second quarter consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's Form 10-KSB for the fiscal year ended March 31, 2006. The Company assumes that the users of the interim consolidated financial information herein have read, or have access to, the audited consolidated financial statements for the preceding fiscal year, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company's Form 10-KSB for the fiscal year ended March 31, 2006, has been omitted. The results of operations for the six month period ended September 30, 2006 are not necessarily indicative of results for the entire year ending March 31, 2007.

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

     These consolidated financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $1,073,151 since inception and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has plans to seek additional capital through a private placement and public offering of its common stock. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

                             KONIGSBERG CORPORATION
                         (AN EXPLORATION STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                  (UNAUDITED)
                            (STATED IN U.S. DOLLARS)


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

                             KONIGSBERG CORPORATION
                         (AN EXPLORATION STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)

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

                             KONIGSBERG CORPORATION
                         (AN EXPLORATION STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)

4.   MINERAL  PROPERTIES

     a)   Nanaimo  Properties

          Pursuant to a mineral property agreement dated November 3, 2004, the Company purchased a 100% undivided right, title and interest in four mineral claims in an area known as the Nanaimo Lakes claims in the Nanaimo Mining Division for a cash payment of US $3,500 (paid on November 4, 2004).

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

          iii) Making an additional cash payment to Sydney in the amount of $100,000 within 90 days upon signing the definitive agreement
               (paid);

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

                             KONIGSBERG CORPORATION
                         (AN EXPLORATION STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2006
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)

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

          Should the Company successfully exercise the second option to acquire the additional 25% in the Yoquivo Property, Sydney shall have a one-time right, exercisable within 90 days of the Company having vested at 75%, to back into a 50% interest in the Yoquivo Property by making a single cash payment to the Company. The cash payment will be equal to the greater of:

          i) Two times the Company's cumulative exploration expenditures incurred under the terms of the second option, exclusive of acquisition payments; and

          ii) Should the value of the Company's shares issued under the terms of the second option exceed $1,500,000 on the date of exercise of the back in right, a total of two times the Company's cumulative exploration expenditures incurred under the terms of the second option, exclusive of acquisition payments, plus one-half of the amount by which the value attributable to the Company's shares exceeds $1,500,000.

          The Company shall have the additional right, exercisable within 7 days of receipt of notice of Sydney's decision to exercise its back in right, to extinguish said right through the issuance of an additional 1,000,000 shares of its common stock in Sydney's favour.

                             KONIGSBERG CORPORATION
                         (AN EXPLORATION STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)

5.   SHARE CAPITAL

     On April 21, 2006, the Company received $60,000 for 100,000 common shares at $0.60 per share.

     On April 25, 2006, the Company consummated a 4:1 forward stock split. This increased the shares outstanding at that date from 19,400,000 to 77,600,000. In conjunction with this split, the number of authorized shares was amended to allow the issuance of 400,000,000 shares as opposed to the 100,000,000 originally authorized. All share amounts have been adjusted retroactively to reflect this forward stock split.

     On April 28, 2006, the Company received $50,000 for 83,334 common shares at $0.60 per share.

     On May 11, 2006, the Company issued 500,000 common shares at $1.00 per share as mandated by the option agreement with the optioner for deemed value of $500,000.

     On July 21, 2006, the Company issued 21,000 common shares at $0.60 per share as mandated by the option agreement with the optioner for deemed value of $12,600.

     On July 21, 2006, the Company issued 10,000 common shares at $0.60 per share as mandated by the option agreement with the optioner for deemed value of $6,000.

     On July 7, 2006, the Company issued 417,000 common shares at $0.60 per share as mandated by the option agreement with the optioner for deemed value of $250,200.

     On August 31, 2006 the Company issued 80,000 common shares at $0.60 per share as mandated by the option agreement with the optioner for deemed value of $48,000.

     On October 11, 2006 the Company accepted a subscription for 207,500 common shares at $0.60 per share. Cash proceeds of $59,970, $114,965 and $32,565 were received on September 5, 2006, September 19, 2006, and October 12, 2006, respectively.

6.   COMMITMENTS  AND  CONTRACTUAL  OBLIGATIONS

     The Company has no significant commitments or contractual obligations with any parties respecting executive compensation, consulting arrangements or other matters.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

CERTAIN STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-QSB (THIS "FORM 10-QSB"), CONSTITUTE "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (COLLECTIVELY, THE "REFORM ACT"). CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES", "EXPECTS", "MAY", "SHOULD", OR "ANTICIPATES", OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF KONIGSBERG CORPORATION ("KONIGSBERG", "THE COMPANY", "WE", "US" OR "OUR") TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-QSB, UNLESS ANOTHER DATE IS STATED, ARE TO SEPTEMBER 30, 2006.

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

On April 17, 2006, we filed a Certificate of Change Pursuant to Nevada Revised Statutes 78.209 ("Certificate") to our Articles of Incorporation with the Secretary of State of Nevada, which became effective April 25, 2006, to affect the Forward Stock Split. Subsequent to the filing of the Certificate, we filed a Certificate of Correction ("Correction") with the Secretary of State of Nevada, to correct the Certificate, which Correction clarified that our 100,000,000 shares of authorized preferred stock, $0.001 par value, were not affected by the forward stock split.

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

BUSINESS  OPERATIONS

We are an exploration stage company engaged in the acquisition and exploration of mineral properties. We acquired a 100% undivided interest in four mineral claims known as the "Nanaimo Lake Claims," comprised of a four unit grid claim block totaling 100 hectares located nine miles southeast of the town of Nanaimo, British Columbia in November 2004. On November 29, 2005, two of the claims expired, and the remaining two claims expire on November 18, 2006 and December 10, 2006, respectively. Title to the mineral claims are held by our wholly owned British Columbia subsidiary, Konigsberg Exploration Inc. We do not currently have any plans to extend these claims, as we currently plan to focus solely on our joint venture in connection with exploration and development activities in the "Yoquivo Property," which we have entered into an Option Agreement in connection with, as described below.

OPTION  AGREEMENT

On April 13, 2006, we entered into a letter of intent with a wholly owned subsidiary of Sydney Resource Corporation ("Sydney") to earn up to a 75% joint venture interest in the Yoquivo Au-Ag property located in Sonora, Mexico (the "Yoquivo Property" and the "Letter of Intent"). The Yoquivo Property represents approximately 7,000 acres of land. Sydney merged with Band-Ore Resources Ltd.
in September 2006, and is now known as West Timmins Mining, Inc. (TSX-WTM) ("West Timmins").

On May 31, 2006, we and West Timmins (at that time still known as Sydney) entered into an Option Agreement regarding our ability to earn up to a 75% interest in the joint venture interest in the Yoquivo Property (the "Option Agreement").

Pursuant to the Option Agreement, West Timmins granted us the right to earn an initial (First Option) undivided 50% interest in and to the mineral rights to the Yoquivo Property in exchange for the following cash, share and work expenditure considerations to be delivered/met over a 24 month period from the signing of the letter of intent, as more specifically detailed below:

     A. Our making, in favor of West Timmins, the following cash payments totaling $200,000 dollars over a 90 day period:

          i) $25,000 within five days of signing of the Letter of Intent, which we have paid as of the date of this filing,

          ii) an additional $75,000 within 30 days of signing the Letter of Intent, which we have paid as of the date of this filing, and

          iii) an additional $100,000 within 90 days of signing the Option Agreement, which we have paid to date.

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

     C. Our completing the following cumulative exploration expenditures on the Yoquivo Property totaling $1,000,000 over a 24 month period, including:

          i) $250,000 in cumulative exploration expenditures within the first 6 months after signing the Letter of Intent, of which approximately $186,000 has been paid to date,

          ii) $600,000 in cumulative exploration expenditures within 12 months of signing the Letter of Intent, and

          iii) $1,000,000 in cumulative exploration expenditures within 24 months of signing the Letter of Intent.

We have paid approximately $186,000 towards exploration expenditures on the Yoquivo Property as of the date of this filing, and anticipate paying an additional $45,000 shortly after the filing of this report.

The initial cash payments totaling $200,000 and issuance of 500,000 shares of common stock, which have already been made, as well as the initial exploration expenditure of $250,000 (of which we have paid approximately $186,000 to date), are final definitive commitments and are therefore non-refundable, however all other payments and expenditure commitments are optional in the event we choose not to move forward with the option.

West Timmins will act as operator during the earn-in phase of the agreement and will be entitled to charge a management fee of 10% on all property exploration expenditures and related head office overhead. The Joint Venture is currently being managed by a management committee consisting of three individuals, two of which are affiliated with West Timmins and our Chief Executive Officer and Director, Adam Cegielski. As operator, West Timmins will be responsible for proposal of exploration programs to the management committee. We as funding partner are responsible for funding, in full, any and all exploration programs approved by the management committee in advance of the commencement of exploration, as well as being responsible for making all necessary property and tax payments to keep the property in good standing.

West Timmins agreed to grant us a second option (the Second Option) pursuant to the Option Agreement, to earn an additional 25% interest in the joint venture (for 75% total), subject to back-in provisions in favor of West Timmins as indicated below, under the following terms and conditions:

     A. Within 60 days of having vested an initial 50% interest in the property, making a cash payment in favor of West Timmins of $250,000 dollars,

     B. Within 60 days of having vested an initial 50% interest in the property, issuing to West Timmins an additional 1,000,000 common shares, and

     C. Completing an additional $1,500,000 in exploration expenditures on the property within an additional 24 month period and making the necessary cash payments to any vendor as per the terms and conditions of the underlying agreement.

However, should we successfully exercise the Second Option, West Timmins has the one-time right, exercisable within 90 days of us having vested all 75% of the joint venture, via the Second Option, to back into a 50% interest (the "Back In Right") in the property by making a single cash payment to us equal to the greater of:

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

Finally, we have the additional right, exercisable within 7 days of receipt of notice of West Timmins' decision to exercise its Back In Right, to extinguish West Timmins' Back In Right, through the issuance of an additional 1,000,000 shares of our common stock to West Timmins.

In the event that we do not exercise our Second Option and/or act to extinguish West Timmins' Back In Right, it is anticipated that a joint venture will be formed between the parties under an industry standard joint venture agreement, with each party owning and paying expenses on a pro-rata basis based on their then ownership of the joint venture.

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

DEVELOPMENT  ACTIVITIES  IN  THE  YOQUIVO  PROPERTY

We agreed pursuant to the Option Agreement to expend $1,000,000 in cumulative exploration activities on the Yoquivo Property over a twenty-four (24) month period, if we choose to earn the First Option, representing a 50% interest in the mineral rights to the Yoquivo Property. The goals of this initial phase of exploration include evaluating the structural setting of minerals which are found in the property and to find certain drilling targets to be tested as part of Phase 2 of the exploration program.

Phase 1 of the exploration program on the Yoquivo Property, which was started during the 1st week of August 2006, and which we expect to be completed during the fourth quarter of 2006 and first quarter of 2007, is anticipated to include:

     o Detailed structured mapping, to identify large and small scale structural controls, which will include collecting additional ground samples, which mapping has been completed to date;

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

Assuming the successful completion and favorable results of the items above, we anticipate being in a position to begin drill testing on the Yoquivo Property in or around the first quarter of 2007.

As of the filing of this report, we have spent approximately $186,000 on the exploration program on the Yoquivo Property, and plan to expend approximately another $45,000 shortly after the filing of this report. As explained above, we have committed to fund $250,000 in exploration costs regardless of whether we decide to proceed with the First Option.

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

EMPLOYEES

We have no employees as of the date of this filing other than our sole officer and Director, Adam Cegielski.

RESEARCH  AND  DEVELOPMENT  EXPENDITURES

We have not incurred any research expenditures since our incorporation. We have expended $5,000 on our exploration program as of the date of this filing on our Nanaimo claims, which claims we intend to let expire and approximately $186,000 in exploration expenditures on our Yoquivo Property joint venture project, described in greater detail above.

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

                                YOQUIVO PROPERTY

We have entered into an Option Agreement with West Timmins to earn up to a 75% interest in the mineral interests in the Yoquivo Property.

LOCATION  AND  MEANS  OF  ACCESS  TO  THE  PROPERTY:

The Yoquivo mining district is located at the headwaters of the Mayo River in the northern part of the Sierra Madre Occidental mountain range, approximately 30 miles west of San Juanito, Chihuahua, Mexico. Mining districts surrounding the Yoquivo Property include the mining district of Ocampo, approximately 22 miles to the northwest; the mining district of Candame, approximately 19 miles west and the mining district of Maguarichic, approximately 15 miles to the south.

The mining concessions that comprise the Yoquivo Property are located approximately 130 miles west south west of the city of Chihuahua, Mexico, in the Municipality of Ocampo, estate of Chihuahua. It is believed that mineralization on the property, which encompasses a total of 28 square kilometers (17.4 square miles), occurs in an area of approximately 4.5 square kilometers (2.8 square miles). The property is accessible via roads and a small scale mill exists on the property.

DESCRIPTION  OF  THE  MINERAL  TITLES  HELD  IN  THE  YOQUIVO  PROPERTY:

The Yoquivo Property is comprised of six (6) mining concessions El Dollar, La Nina, La Restauradora, Dolores, San Francisco de Yoquivo and La Copa, which have the following mining concession titles:


       Name                      Title  No.     Concession  Type
       ----                      ---------      ----------------
     El  Dollar                    214876       Exploitation
     La  Nina                      217475       Exploration
     La  Restauradora              217476       Exploration
     Dolores                       216491       Exploration
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

In the mid 1970's Cia. Minera La Rastra, S.A., drove a tunnel approximately 1,000 feet parallel to the caved areas on one of the mineral veins on the property, in order to access 1) exposed vein intersections in the interior of the mine, 2) mineral ores; and 3) construct drill pads for testing the vein at depth. After making five unsuccessful drill holes, the company withdrew from the area.

Mead Exploration Co. of El Paso, Texas ("Mead"), leased the property in 1976, and began production from narrow high-grade stringers, which paid the costs of exploration. Mead subsequently terminated activities when development work failed to produce large quantities of high-grade ore.

PRESENT  CONDITION  OF  PROPERTY:

Regional geology, reported by the Council of Mineral Resources in 2000, "Letter Geologico-Minera Tecoripa H12-12, Scale 1:250,000" for the area of the Yoquivo Property, consists of andesites (volcanic rock) of the Eoceno-Oligocene age.

The main mineral vein on the Yoquivo Property, the San Francisco vein extends over 1,500 feet northwest in the south-central portion of the claim region. The same vein trend is found approximately 1,500 feet further northeast where minor development was undertaken.

The Pertenencia vein lies 2,000 feet east from the San Francisco vein. It is semi-parallel to it, and was historically the second largest producer of mineral ore.

The main San Francisco vein is a fault zone varying from 3 feet to 30 feet in width, with an average width of 10 feet. Pre- and post-mineralization faulting is evident, and the fault is oxidized and contains sedimentary rock, rock flour, and calcite veins, which form low-grade ore.

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

We believe that the future of the mine and district lies in understanding the structural and the geochemical genesis of the high-grade block with quartz-sulfide mineralization and its relationships with the adjacent geologic blocks. This mineralized zone may extend for a vertical distance of approximately 1,000 feet. Additionally, given the nature of geologic processes, i.e. the fact that most mining districts are not constituted by one vein, there exists a possibility that additional vein targets are present; however, the idea of host rock or "between the vein" disseminations has never been tested in the district.

The Yoquivo Property is an exploration stage project, not a proven mine. There is no modern plant or equipment on the property. Planned exploration activities on the property can be found above under "Development Activities in the Yoquivo Property." Additionally, there are no proven or probable reserves at this point in time. Furthermore, we can provide no assurances that any proven or probable reserves will ever be found, or that the Yoquivo Property will ever generate any commercially viable mineral resources.

                              NANAIMO LAKE PROPERTY

Our Nanaimo Lake property is comprised of two mineral claims with a total area of approximately 190 hectares (approximately 470 acres), located nine miles southeast of the town of Nanaimo, British Columbia.

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

                               PLAN OF OPERATIONS

As stated above, moving forward, we plan to let the claims on our Nanaimo Property expire, and currently plan to focus all of our resources on earning an interest in the Yoquivo Property through our Option Agreement and joint venture with West Timmins (described above).

We currently believe that we will be able to continue our business operations for the next six months with the approximately $50,000 of cash on hand that we had as of August 10, 2006. We anticipate the need for approximately $250,000 to maintain our operations for the next twelve months and complete the anticipated exploration activities on the Yoquivo Property.

                         COMPARISON OF OPERATING RESULTS

THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2005

We  have  not  generated  any revenues since our incorporation in November 2004.

We had total expenses of $328,035 for the three months ended September 30, 2006, compared to total expenses of $13,845 for the three months ended September 30, 2005, an increase in expenses of $314,190 or 2,269% from the prior period. The main reason for the increase in expenses, was due to a $282,895 or 9,430% increase in mineral property acquisition costs and exploration to $285,895 for the three months ended September 30, 2006, compared to $3,000 for the three months ended September 30, 2005, in connection with the Option Agreement for exploration of the Yoquivo Property with West Timmins, which expenses during the three months ended September 30, 2006 included amounts spent on exploration costs on the Yoquivo Property, which were not present during the three months ended September 30, 2005. Additionally attributing to the increase in total expenses was an increase of $13,489 or 450% in office and sundry expenses, to $16,485 for the three months ended September 30, 2006, compared to $2,996 for the three months ended September 30, 2005 in connection with the rental of our office space and the purchase of certain office supplies; an increase of $8,359 or 99.7% in professional fees to $16,739 for the three months ended September 30, 2006, associated with fees paid to our legal counsel in connection with the preparation of our various SEC filings and our accountant in connection with the review of our interim financial statements and the drafting and filing of our Form 8-K filings, compared to $8,380 for the three months ended September 30, 2005; and an increase of $9,485 in consulting fees in connection with the Option Agreement, which expenses were not present during the three months ended September 30, 2005.

The reason for the $13,489 or 450% increase in office and sundry expense for the three months ended September 30, 2006, compared to the prior period was mainly due to the fact that during the three months ended September 30, 2006, we rented office space through Insight Consulting ("Insight"), a company owned by our sole officer and Director, Adam Cegielski, which monthly rental fee totals approximately US $890 ($1,000 Canadian dollars). Our professional fees increased $8,359 or 99.7% from the prior period, due to the fact that we were not a publicly reporting company during the three month period ending September 30, 2005, and our legal and accounting expenses increased substantially once we became responsible for making public filings with the SEC.

We had a gain on foreign exchange of $569 for the three months ended September 30, 2006, compared to a gain on foreign exchange of $531 for the three months ended September 30, 2005.

Net loss for three months ended September 30, 2006 was $328,035, compared to a net loss of $13,845 for the three months ended September 30, 2005, an increase in net loss of $314,190 or 2,269% from the prior period. The increase in net loss was mainly due to the $282,895 increase in mineral property acquisition costs in connection with our Option Agreement with West Timmins relating to the Yoquivo Property.

SIX MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THE SIX MONTHS ENDED SEPTEMBER 30, 2005

We  have  not  generated  any revenues since our incorporation in November 2004.

We had total expenses of $989,557 for the six months ended September 30, 2006, compared to total expenses of $27,751 for the six months ended September 30, 2005, an increase in expenses of $961,806 or 3,466% from the prior period. The main reason for the increase in expenses, was due to an $880,895 increase in mineral property acquisition costs and exploration in connection with our entry into the Option Agreement for exploration of the Yoquivo Property with West Timmins, to $885,895 for the six months ended September 30, 2006, compared to $5,000 for the six months ended September 30, 2005, which expenses were in connection with 500,000 shares of common stock issued to West Timmins and approximately $386,000 provided to West Timmins in connection with exploration costs and required payments on the Option Agreement. Additionally attributing to the increase in total expenses was an increase of $21,941 or 538% in office and sundry expenses, to $26,016 for the six months ended September 30, 2006, compared to $4,075 for the six months ended September 30, 2005 in connection with the rental of our office space and the purchase of an office computer; an increase of $39,749 or 206% in professional fees, associated with fees paid to our legal counsel in connection with the preparation of our various SEC filings, including our quarterly reports and reports on Form 8-K, and our accountant in connection with the audit of our year ended March 31, 2006 financial statements and the review of our interim financial statements, to $59,005 for the six months ended September 30, 2006, compared to $19,256 for the six months ended September 30, 2005; and an increase of $19,263 in consulting fees in connection with our Option Agreement, which fees were not present during the six months ended September 30, 2005.

The reason for the $21,941 or 538% increase in office and sundry expense for the six months ended September 30, 2006, compared to the prior period was mainly due to the fact that during the six months ended September 30, 2006, we rented office space through Insight, which monthly rental fee totals approximately US $890 ($1,000 Canadian dollars). Our professional fees increased $39,749 or 206% from the prior period, due to the fact that we were not a publicly reporting company during the six month period ending September 30, 2005, and our legal and accounting expenses increased substantially once we became responsible for making public filings with the SEC.

We had a gain on foreign exchange of $622 for the six months ended September 30, 2006, compared to a gain on foreign exchange of $580 for the six months ended September 30, 2005.

Net loss for six months ended September 30, 2006 was $989,557, compared to a net loss of $27,751 for the six months ended September 30, 2005, an increase in net loss of $961,806 or 3,466% from the prior period. The increase in net loss was mainly due to the $880,895 increase in mineral property acquisition costs in connection with our Option Agreement with West Timmins relating to the Yoquivo Property.

LIQUIDITY  AND  CAPITAL  RESOURCES

We had total assets of $147,179 as of September 30, 2006, an increase in total assets of $120,141 or 444% from total assets of $27,038 as of March 31, 2006.

Total assets as of September 30, 2006, included solely current assets, including $143,681 of cash and prepaid expenses of $3,498.

We had total liabilities, consisting solely of total current liabilities of $14,595 as of September 30, 2006, which consisted solely of accounts payable and accrued liabilities.

We had net working capital of $132,584 as of September 30, 2006. We had a deficit accumulated during the exploration stage of $1,073,151 as of September 30, 2006.

We had $484,847 in cash used in operating activities for the six months ended September 30, 2006, which included $989,557 of net loss and $3,253 of prepaid expenses, offset by $500,00 of stock issued for property acquisition in connection with the issuance of 500,000 restricted shares of common stock to West Timmins during the three months ended June 30, 2006 pursuant to the Option Agreement, and $7,963 of accounts payable and accrued liabilities.

We had $601,735 of cash from financing activities for the six months ended September 30, 2006, which related to an aggregate of 183,334 shares of common stock sold to various offshore investors in April 2006 for aggregate consideration of $110,000 (or $0.06 per share); 448,000 shares of common stock sold to offshore investors in June 2006, for aggregate consideration of $268,800 (or $0.60 per share); and an aggregate of 425,834 shares of common stock sold to two offshore investors in August and September 2006, for aggregate consideration of $255,500 (or $0.60 per share), which we had received $222,935 of as of September 30, 2006, leaving a stock subscription receivable of $32,565, which amount has been paid to date.

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

Our business and the value of our common stock are subject to the following Risk
Factors:

WE MAY NOT BE ABLE TO CONTINUE OUR BUSINESS PLAN AND EXPLORATION ACTIVITIES WITHOUT ADDITIONAL FINANCING.

We depend to a great degree on the ability to attract external financing in order to conduct future exploratory activities. We are currently funded solely by our shareholders and we believe that we can continue our business operations for approximately the next six (6) months with the approximately $50,000 of cash we had on hand as of August 10, 2006. If we are unable to raise the additional funds required for planned exploration and extraction activities, which we do not currently have funds to pay, we may be forced to abandon our current business plan and/or we will not be able to earn our First Option with West Timmins (as described above). If you invest in us and we are unable to raise the required funds, your investment could become worthless.

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

As an exploration stage company, we have no revenues or profits to date and our deficit accumulated during our exploration stage as of September 30, 2006, was $1,073,151. We had working capital of $132,584 as of September 30, 2006. We are currently being funded by existing shareholders and anticipate being able to continue our business operations for approximately the next six months with the approximately $50,000 of cash on hand as of August 10, 2006. However, if we do not begin exploration and/or do not have enough money to continue exploration activities it is likely that we will never generate any revenues. Additionally, if we are unsuccessful in mining attempts we may choose to attempt in the future, it is likely that we will never generate any revenues. Additionally, the exploration of minerals is highly speculative, and if throughout our mineral exploration we do not find commercial quantities of minerals, we will likely be forced to curtail or abandon our business plan. If this happens, you could lose your investment in us. If we are unable to generate profits, we will be forced to rely on external financing, of which there is no guarantee, to continue with our business plan.

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

ADAM R. CEGIELSKI, OUR SOLE DIRECTOR AND OFFICER CAN VOTE AN AGGREGATE OF 50.5% OF OUR COMMON STOCK AND CAN EXERCISE CONTROL OVER CORPORATE DECISIONS INCLUDING THE APPOINTMENT OF NEW DIRECTORS.

Adam R. Cegielski, our sole Director and officer can vote an aggregate of 40,000,000 shares or approximately 50.5% of our outstanding Common Stock. Accordingly, Mr. Cegielski will exercise control in determining the outcome of all corporate transactions or other matters, including the election of directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. Any investors who purchase shares will be minority shareholders and as such will have little to no say in the direction of the Company and the election of Directors. Additionally, it will be difficult if not impossible for investors to remove Mr. Cegielski as a Director of the Company, which will mean he will remain in control of who serves as officers of the Company as well as whether any changes are made in the Board of Directors. As a potential investor in the Company, you should keep in mind that even if you own shares of the Company's Common Stock and wish to vote them at annual or special shareholder meetings, your shares will likely have little effect on the outcome of corporate decisions.

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

WE MAY NOT BE ABLE TO EARN OUR FIRST OR SECOND OPTION WITH WEST TIMMINS PURSUANT TO THE OPTION AGREEMENT.

In June 2006, we entered into an Option Agreement with West Timmins to earn up to a 75% interest in the Yoquivo Property (as defined and described below). In order to earn the interest of the Yoquivo Property, we are required to pay $1,000,000 during the twenty-four months following our entry into the Option Agreement (i.e. prior to June 2008), towards the exploration of the property. We currently have paid only $186,000 of this amount and anticipate paying an additional $45,000 shortly after the filing of this report; however, we can provide no assurance that we will be able to raise the additional capital needed to earn our interest in the property on favorable terms, if at all. If we are unable to raise the capital required to earn the interest in the Yoquivo Property, our current expenditures towards such Option Agreement will be forfeited and we could be forced to abandon or curtail our current business plan. If this were to happen, the value of our common stock could become worthless.

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

Pursuant to our Articles of Incorporation, we have 400,000,000 shares of Common Stock and 100,000,000 shares of preferred stock ("Preferred Stock") authorized. As of November 13, 2006, 79,231,334 shares of our Common Stock were outstanding, which did not include an aggregate of 425,834 shares of Common Stock which were sold in August and September 2006, which shares have not been physically issued to date and - 0 - shares of Preferred Stock issued and outstanding. As a result, our Board of Directors has the ability to issue a large number of additional shares of Common Stock without shareholder approval, which if issued could cause substantial dilution to our then shareholders. Additionally, shares of Preferred Stock may be issued by our Board of Directors without shareholder approval with voting powers, and such preferences and relative, participating, optional or other special rights and powers as determined by our Board of Directors, which may be greater than our Common Stock. As a result, shares of Preferred Stock may be issued by our Board of Directors which cause the holders to have super majority voting power over our shares, provide the holders of the Preferred Stock the right to convert the shares of Preferred Stock they hold into shares of our Common Stock, which may cause substantial dilution to our then Common Stock shareholders and/or have other rights and preferences greater than those of our Common Stock shareholders. Investors should keep in mind that the Board of Directors has the authority to issue additional shares of Common Stock and Preferred Stock, which could cause substantial dilution to our existing shareholders. Additionally, the dilutive effect of any Preferred Stock, which we may issue may be exacerbated given the fact that such Preferred Stock may have super majority voting rights and/or other rights or preferences which could provide the preferred shareholders with voting control over us subsequent to this offering and/or provide those holders the power to prevent or cause a change in control. As a result, the issuance of shares of Common Stock and/or Preferred Stock, may cause the value of our securities to decrease and/or become worthless.

WE HAVE YET TO ATTAIN PROFITABLE OPERATIONS AND BECAUSE WE WILL NEED ADDITIONAL FINANCING TO FUND OUR EXPLORATION ACTIVITIES, OUR ACCOUNTANTS BELIEVE THERE IS SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

We have incurred a net loss of $328,035 for the three month period ended September 30, 2006, had an accumulated deficit of $1,073,151 as of September 30, 2006, and have generated no revenues to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our mineral claims. These factors raise substantial doubt that we will be able to continue as a going concern. Telford Sadovnick, P.L.L.C., our independent auditors, have expressed substantial doubt about our ability to continue as a going concern given our recurring losses from operations, which are described in the first risk factor above. This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital, we will not be able to implement our exploration program which requires significant funding past the second phase, as a result we may have to liquidate our business and stockholders may lose their investment. Investors should consider our auditor's comments when determining if an investment in us is suitable.

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

WE MAY CONDUCT FURTHER OFFERINGS IN THE FUTURE IN WHICH CASE STOCKHOLDERS HOLDINGS WILL BE DILUTED.

We completed offerings of 35,200,000 and 2,400,000 shares of our common stock at a price of $0.0025 per share to investors on February 28, 2005 and April 14, 2005, respectively. Additionally, we sold 183,334 shares of our or common stock to two offshore investors in April 2006, 448,000 shares of our common stock to three offshore investors in June 2006, at a price of $0.60 per share, and an aggregate of 425,834 shares of our common stock to two offshore investors in August and September 2006, at a price of $0.60 per share. Since our inception we have relied on such equity sales of our common stock to fund our operations. We may conduct further equity and/or debt offerings in the future to finance our current projects or to finance subsequent projects that we decide to undertake. If common stock is issued in return for additional funds, the price per share could be lower than that paid by our current stockholders. We anticipate continuing to rely on equity sales of our common stock or debt offerings in order to fund our business operations. If we issue additional stock, each stockholder's percentage interest in us will be lower. This condition is often referred to as "dilution". The result of this could reduce the value of your stock.

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

ITEM  2.  UNREGISTERED  SALES  OF  EQUITY  SECURITIES

On May 11, 2006, we issued an aggregate of 500,000 shares of restricted common stock to Sydney Resource Corporation ("Sydney"), which later merged with Band-Ore Resources, Ltd., and is now known as West Timmins Mining, Inc., in connection with our entry into a Letter of Intent for the planned formation of a joint venture company to explore and develop a prospective gold and silver property in Sonora State, Mexico, with a wholly owned subsidiary of West Timmins, which Letter of Intent was later consummated by an Option Agreement (described in greater detail above). We claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933 (the "Act") since the foregoing issuance did not involve a public offering, the recipient took the shares for investment and not resale and we took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuance and no underwriting discount or commission was paid by us.

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

In July 2006, we sold an aggregate of 448,000 shares of our restricted common stock to two entities and one individual in consideration for an aggregate of $268,800, or $0.60 per share. We claim an exemption from registration afforded by Regulation S for the above issuances since the issuances were made to non-U.S. persons (as defined under Rule 902 section (k)(2)(i) of Regulation S), pursuant to offshore transactions, and no directed selling efforts were made in the United States by us, a distributor, any respective affiliates, or any person acting on behalf of any of the foregoing.

In August 2006, we agreed to sell 80,000 shares of our restricted common stock to an individual in consideration for $48,000, or $0.60 per share, in connection with the individual's entry into an offshore subscription agreement, which shares have not been issued to date. We will claim an exemption from registration afforded by Regulation S of the Securities Act of 1933, as amended ("Regulation S"), for the above issuance since the issuance will be made to a non-U.S. person (as defined under Rule 902 section (k)(2)(i) of Regulation S), pursuant to offshore transactions, and no directed selling efforts were made in the United States by us, a distributor, any respective affiliates, or any person acting on behalf of any of the foregoing.

In September 2006, we agreed to sell 345,834 shares of our restricted common stock to an entity in consideration for $207,500, or $0.60 per share, in connection with the entity's entry into an offshore subscription agreement, which shares have not been issued to date. We will claim an exemption from registration afforded by Regulation S of the Securities Act of 1933, as amended ("Regulation S"), for the above issuance since the issuance will be made to a non-U.S. person (as defined under Rule 902 section (k)(2)(i) of Regulation S), pursuant to offshore transactions, and no directed selling efforts were made in the United States by us, a distributor, any respective affiliates, or any person acting on behalf of any of the foregoing.


ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES.

None.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

None.

ITEM  5.  OTHER  INFORMATION

It has come to the attention of our management that information is being distributed about us via email by third parties that is not authorized, sanctioned or paid for by us. We caution investors not to rely on such information and we encourage investors and shareholders to visit our website (www.konigsbergcorp.com), and/or the Commission's website www.sec.gov to review our public filings and results of operations, for accurate information on us.

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

3.3(2)               Certificate  of  Change  Pursuant  to  NRS  78.209

3.2(2) Certificate of Correction to the Company's Articles of Incorporation

10.1(3) Stock Purchase Agreement between Susan Downing and Adam Cegielski

10.2(4) Option Agreement with Sydney (which later merged with another entity and is now known as West Timmins Mining Inc.).

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

b)  REPORTS  ON  FORM  8-K

We  filed  the  following  one  report on Form 8-K during the three months ended
September  30,  2006:

October  10,  2006 -     to  report  the  sale  of  an  aggregate  of  425,834
                         shares of our common stock for aggregate consideration of $255,500 (or $0.60 per share) pursuant to offshore subscription agreements.





                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          KONIGSBERG  CORPORATION

DATED:  November  17,  2006               By:  /s/  Adam  R.  Cegielski
                                          -----------------------------
                                          Adam  R.  Cegielski
                                          Chief  Executive  Officer