Form 10QSB
period 2006-12-31
KONIGSBERG CORP
filed 2007-02-20
CIK 1326780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from  __________________     to   _________________________

Commission file number 000-51594

KONIGSBERG CORPORATION
(Exact name of small business issuer as specified in its charter)

Nevada	98-0455906
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

90 Reynolds St., Oakville, Ontario, Canada L6J 3K2
(Address of principal executive offices)

(905) 330-1189
(Registrant's telephone number)

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

As of February 20 2007, 79,657,168 shares of Common Stock of the issuer were outstanding (“Common Stock”).

Traditional Small Business Disclosure Format.

Yes [   ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ] No [X].

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended December 31, 2006 are not necessarily indicative of the results that can be expected for the year ending March 31, 2007.

As used in this Quarterly Report, the terms "we", "us", "our", and “Konigsberg” mean Konigsberg Corporation and its subsidiary, unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

KONIGSBERG CORPORATION
(An Exploration Stage Company)

THIRD QUARTER CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

(Unaudited)
(Stated in U.S. Dollars)

KONIGSBERG CORPORATION
(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

(Unaudited)
(Stated in U.S. Dollars)

		AUDITED
	DECEMBER 31,	MARCH 31,
	2006	2006

ASSETS

Current
Cash	$32,487	$26,793
Prepaid expenses	3,498	245
	35,985	27,038

LIABILITIES

Current
Accounts payable and accrued liabilities	$23,777	$6,632

STOCKHOLDERS’ EQUITY

Share Capital
Authorized:
400,000,000 common voting shares with a par value of
$0.001 per share
100,000,000 preferred shares with a par value of
$0.001 per share

Issued and outstanding:
79,231,334 common shares at December 31, 2006
and 77,600,000 common shares at March 31, 2006	79,231	77,600

Additional Paid-In Capital	1,263,569	26,400

Stock Subscriptions Received	255,500

Deficit Accumulated During The Exploration Stage	(1,586,092)	(83,594)
	12,208	20,406

	$35,985	$27,038

The accompanying notes are an integral part of these consolidated financial statements.

KONIGSBERG CORPORATION
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Stated in U.S. Dollars)

					PERIOD FROM
	THREE	NINE	THREE	NINE	INCEPTION
	MONTHS	MONTHS	MONTHS	MONTHS	NOVEMBER 3,
	ENDED	ENDED	ENDED	ENDED	2004 TO
	DECEMBER 31,	DECEMBER 31,	DECEMBER 31,	DECMEBER 31,	DECEMBER 31,
	2006	2006	2005	2005	2006

Revenue	$-	$-	$-	$-	$-

Expenses
Consulting fees	15,443	34,706	-	-	34,706
Mineral property acquisition
costs and exploration expense	433,627	1,319,522	4,289	9,289	1,334,311
Write down of mineral property
interest	-	-	-	-	3,500
Office and sundry	19,097	45,113	2,407	6,482	55,080
Professional fees	45,151	104,156	12,893	32,149	160,321
Gain on foreign exchange	(377)	(999)	(60)	(640)	(1,826)
	512,941	1,502,498	19,529	47,280	1,586,092

Net Loss For The Period	$(512,941)	$(1,502,498)	$(19,529)	$(47,280)	$(1,586,092)

Basic And Diluted Loss Per Share	$(0.01)	$(0.01)	$-	$-

Weighted Average Number Of
Common Shares Outstanding	79,231,334	78,684,946	19,400,000	19,367,273

The accompanying notes are an integral part of these consolidated financial statements.

KONIGSBERG CORPORATION
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

						PERIOD FROM
	THREE	NINE	THREE	NINE		INCEPTION
	MONTHS	MONTHS	MONTHS	MONTHS		NOVEMBER 3,
	ENDED	ENDED	ENDED	ENDED		2004 TO
	DECEMBER 31,	DECEMBER 31,	DECEMBER 31,	DECEMBER 31,		DECEMBER 31,
	2006	2006	2005	2005		2006
Cash provided by (used in)
Operating Activities
Net loss for the period	$(512,941)	$(1,502,498)	$(19,529)	$(47,280)		$(1,586,092

Item not involving cash:
Share capital issued for	360,000	860,000	-	-		860,000
property acquisition

Changes in non-cash working capital items:
Write down of mineral
property interest	-	-	-		-	3,500
Prepaid expenses	-	(3,253)	(1,328)	2,422		(3,498
Accounts payable and accrued
Liabilities	9,182	17,145	(68)	3,988		23,777
	(143,759)	(628,606)	(20,925)	(40,870)		(702,313

Financing Activity
Share capital issued for cash	-	378,800	-	6,000		482,800
Share subscriptions received	32,565	255,500	-	-		255,500

Investing Activity
Additions to mineral property interest	-	-	-	-		(3,500

(Decrease) Increase In Cash	(111,194)	5,694	(20,925)	(34,870)		32,487

Cash, Beginning Of Period	143,681	26,793	70,948	84,893		-

Cash, End Of Period	$32,487	$32,487	$50,023	$50,023		$32,487

Supplemental disclosure of cash flow information
Cash paid during the period for:

Interest	$-	$-	$-	$-		$-

Income taxes	$-	$-	$-	$-		$-

The accompanying notes are an integral part of these consolidated financial statements.

KONIGSBERG CORPORATION
(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

PERIOD FROM NOVEMBER 3, 2004 (INCEPTION) TO DECEMBER 31, 2006
(Unaudited)
(Stated in U.S. Dollars)

					DEFICIT
	COMMON STOCK				ACCUMULATED
			ADDITIONAL	STOCK	DURING THE
			PAID-IN	SUBSCRIPTIONS	EXPLORATION
	SHARES	AMOUNT	CAPITAL	RECEIVED	STAGE	TOTAL

Balance, November 3, 2004
(Date of inception)	-	$-	$-	$-	$-	$-
Shares issued for cash
November 3, 2004 at
$0.00025	40,000,000	40,000	(30,000)	-	-	10,000
February 28, 2005 at
$0.0025	35,200,000	35,200	52,800	-	-	88,000
Net loss for the period	-	-	-	-	(11,314)	(11,314)
Balance, March 31, 2005	75,200,000	75,200	22,800	-	(11,314)	86,686

Shares issued for cash:
April 14, 2005 at
$0.0025	2,400,000	2,400	3,600	-	-	6,000
Net loss for the year	-	-	-	-	(72,280)	(72,280)
Balance, March 31, 2006	77,600,000	77,600	26,400	-	(83,594)	20,406

Shares issued for cash:
April 21, 2006
at $0.60	100,000	100	59,900	-	-	60,000
April 28, 2006
at $0.60	83,334	83	49,917	-	-	50,000
Shares issued for property:
May 11, 2006
at $1.00	500,000	500	499,500	-	-	500,000
September 12, 2006
At $0.72	500,000	500	359,500	-	-	360,000
Shares subscribed for cash:
June 7, 2006
at $0.60	21,000	21	12,579	-	-	12,600
June 22, 2006
at $0.60	10,000	10	5,990	-	-	6,000
June 30, 2006
at $0.60	417,000	417	249,783	-	-	250,200
August 31, 2006
at $0.60	-	-	-	48,000	-	48,000
September 5, 2006
at $0.60	-	-	-	207,500	-	207,500

Net loss for the period	-	-	-	-	(1,502,498)	(1,502,498)
Balance, December 31, 2006	79,231,334	$79,231	$1,263,569	$255,500	$(1,586,092)	$12,208

The accompanying notes are an integral part of these consolidated financial statements.

KONIGSBERG CORPORATION
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006
(Unaudited)
(Stated in U.S. Dollars)

1.	BASIS OF PRESENTATION

The unaudited consolidated financial information furnished herein reflects all adjustment which, in the opinion of management, are necessary to fairly state the Company’s consolidated financial position and the results of its operations for the periods represented. These third quarter consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s form 10-KSB for the year ended March 31, 2006. The Company assumes that the users of the interim consolidated financial information herein have read, or have had access to, the audited consolidated financial statements for the preceding fiscal year, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10-KSB for the fiscal year ended March 31, 2006, has been omitted. The results of the operations for the nine month period ended December 31, 2006 are not necessarily indicative of results for the entire year ended March 31, 2007.

2.	NATURE AND CONTINUANCE OF OPERATIONS

The Company was incorporated in the State of Nevada on November 3, 2004. The Company is an Exploration Stage Company as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7. The Company has acquired a mineral property located in the Nanaimo Mining Division, British Columbia, Canada, and has not yet determined whether this property contains reserves that are economically recoverable. The recoverability of property expenditures will be dependent upon the discovery of economically recoverable reserves, confirmation of the Company’s interest in the underlying property, the ability of the Company to obtain necessary financing to satisfy the expenditure requirements under the property agreement and upon future profitable productions or proceeds for the sale thereof.

These consolidated financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $1,586,092 since inception and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has plans to seek additional capital through a private placement and public offering of its common stock. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

DECEMBER 31, 2006
(Unaudited)
(Stated in U.S. Dollars)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The consolidated financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

a)	Consolidation

These consolidated financial statements include the accounts of the Company and its wholly owned British Columbia subsidiary, Konigsberg Explorations Inc. All significant intercompany transactions have been eliminated.

b)	Mineral Property Acquisition Payments and Exploration Costs

The Company capitalizes acquisition and option costs of mineral property rights where the Company believes the properties contain potentially mineralized material. The amount capitalized represents fair value at the time the mineral rights were acquired. The accumulated costs of acquisition for properties that are developed to the stage of commercial production will be amortized using the unit-of-production method.

Management periodically reviews the carrying value of its investment in mineral leases and claims with internal and external mining related professionals. A decision to abandon, reduce or expand a specific project is based upon many factors including general and specific assessments of mineral deposits, anticipated future mineral prices, anticipated future costs of exploring, developing and operating a production mine, the expiration term and ongoing expense of maintaining mineral properties and the general likelihood that the Company will continue exploration on such project. The Company does not set a pre-determined holding period for properties with unproven deposits, however, properties which have not demonstrated suitable metal concentrations at the conclusion of each phase of an exploration program are re-evaluated to determine if future exploration is warranted, whether there has been any impairment in value and that their carrying values are appropriate.

The Company had not determined whether the mineral claim contains mineralized material and has consequently written off all mineral rights acquisition costs to operation.

If an area of interest is abandoned or it is determined that its carrying value cannot be supported by future productions or sale, the related costs are charged against operations in the year of abandonment or determination of value. The amounts recorded as mineral leases and claims represent costs to date and do not necessarily reflect present or future values. During the nine months ended December 31, 2006 the Company recorded impairment of $1,060,000 of mineral property.

Mineral exploration costs are expensed as incurred.

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

DECEMBER 31, 2006
(Unaudited)
(Stated in U.S. Dollars)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
b)	Mineral Property Acquisition Payments and Exploration Costs (continued)

                        Asset Impairment

Long-lived assets are tested for recoverability whenever events or changes in circumstances indicate the carrying amount may not be recoverable, pursuant to guidance established in Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-lived Assets”. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by its assets to their respective carrying amounts. If impairment is deemed to exist, the assets will be written down to fair value.

c)	Use of Estimates and Assumptions

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

4.	MINERAL PROPERTIES

a)	Nanaimo Properties

Pursuant to a mineral property agreement dated November 3, 2004, the Company purchased a 100% undivided right, title and interest in four mineral claims in an area known as the Nanaimo Lakes claims in the Nanaimo Mining Division for cash payment of US$3,500 (paid November 4, 2004).

On November 29, 2005, two of the Company’s four mineral claims in the Nanaimo Lakes Mining District were forfeit. On November 18, 2006 and December 10, 2006, the Company’s two remaining claims in the Nanaimo Lakes Mining District were forfeited. The Company no longer holds title to these claims as of the forfeiture date.

b)	Yoquivo Properties

On May 31, 2006, the Company entered into an option agreement with Sydney Resource Corporation (“Sydney”), whereby the Company was granted an option to acquire up to a 75% undivided right, title and interest in and to a series of six mineral concessions located in the State of Sonora, Mexico, and collectively referred to as the “Yoquivo Property”. Pursuant to the agreement the Company exercised the option by adhering to the terms of the option agreement to acquire an undivided 50% right, title and interest in the “Yoquivo Property” by investing an amount of $200,000 in cash and $500,000 in common shares. The Company has the following commitments in the terms and conditions of the option agreement:

KONIGSBERG CORPORATION
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006
(Unaudited)
(Stated in U.S. Dollars)

4.      MINERAL PROPERTIES (continued)

b) Yoquivo Properties (continued)

i)	Issuing an additional 500,000 shares of the Company’s common stock to Sydney within 12 months upon signing the letter of intent dated April 10, 2006, which were issued in September 2006;
ii)	Completing the following cumulative exploration expenditures totaling $1,000,000 over 24 months as defined below:

1.	Incurring $250,000 in cumulative exploration expenditures on the Property within 6 months of the date of the option agreement;
2.	Incurring $600,000 in cumulative exploration expenditures on the Yoquivo Property within 12 months of the date of the option agreement;
3.	Incurring $1,000,000 in cumulative exploration expenditures on the Yoquivo Property within 24 months of the date of the option agreement.

The exploration expenditure referred to in ii.1 is a binding commitment whereas all the other terms are required to keep the option agreement in good standing.

Upon the Company successfully exercising the first option by completing the terms and commitments of the agreement, the Company will then be granted a second option (“the second option”) to acquire an additional 25% interest in the Yoquivo Property by completing the Following:

i)	Within 60 days of having vested the initial 50% interest, making a cash payment in favour of Sydney of $250,000;
ii)	Within 60 days of having vested the initial 50% interest, issuing a total of 1,000,000 shares of the Company’s common stock to Sydney;
iii)	Within 24 months of having vested the initial 50% interest, incurring an additional $1,500,000 in exploration expenditures on the Yoquivo Property.

Should the Company successfully exercise the second option to acquire the additional 25% in the Yoquivo Property, Sydney shall have a one-time right, exercisable within 90 days of the Company having vested at 75%, to back into a 50% interest in the Yoquivo Property by making a single cash payment to the Company. The cash payment will be equal to the greater of:

i)	Two times the Company’s cumulative exploration expenditures incurred under the terms of the second option, exclusive of acquisition payments; and
ii)

Should the value of the Company’s shares issued under the terms of the second options exceed $1,500,000 on the date of exercise of the back in right, a total of two times the Company’s cumulative exploration expenditures incurred under the terms of the second option, exclusive of acquisition payments, plus one-half of the amount by which the value attributable to the Company’s shares exceed $1,500,000.

The Company shall have the additional right, exercisable within 7 days of receipt of notice of Sydney’s decision to exercise its back in right, to extinguish said right through the issuance of an additional 1,000,000 shares of its common stock in Sydney’s favour.

KONIGSBERG CORPORATION
(An Exploration Stage Company)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                DECEMBER 31, 2006
            (Unaudited)
              (Stated in U.S. Dollars)

4.	MINERAL PROPERTIES (continued)

On September 18, 2006 Sydney Resource Corporation merged with Band-Ore Resources. The merged company is known as West Timmins Mining Inc. The terms of and conditions of the letter of intent dated April 10, 2006 and the option agreement dated May 31, 2006 remain in effect.

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

On April 28, 2006, the Company received $50,000 for 83,334 common shares at $0.60 per share

On May 11, 2006, the Company issued 500,000 common shares at $1.00 as mandated by the option agreement with the optioner for deemed value of $500,000.

On July 21, 2006, the Company received $12,600 for 21,000 common shares at $0.60 per share.

On July 21, 2006, the Company received $6,000 for 10,000 common shares at $0.60 per share.

On July 7, 2006, the Company received $250,200 for 417,000 common shares at $0.60 per share.

On August 31, 2006, the Company received $48,000 for 80,000 common shares at $0.60 per share.

On September 12, 2006, the Company issued 500,000 common shares at $0.72 as mandated by the option agreement with the optioner for deemed value of $360,000.

On October 12, 2006, the Company received $207,500 for 345,834 common shares at $0.60 per share.

6.	COMMITMENTS AND CONTRACTUAL OBLIGATIONS

The Company has no significant commitments or contractual obligations with any parties respecting executive compensation, consulting arrangements or other matters.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

CERTAIN STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-QSB (THIS "FORM 10-QSB"), CONSTITUTE "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (COLLECTIVELY, THE "REFORM ACT"). CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES", "EXPECTS", "MAY", "SHOULD", OR "ANTICIPATES", OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF KONIGSBERG CORPORATION ("KONIGSBERG", "THE COMPANY", "WE", "US" OR "OUR") TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-QSB, UNLESS ANOTHER DATE IS STATED, ARE TO DECEMBER 31, 2006.

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

Business Operations

We are an exploration stage company engaged in the acquisition and exploration of mineral properties. We acquired a 100% undivided interest in four mineral claims known as the "Nanaimo Lake Claims," comprised of a four unit grid claim block totaling 100 hectares located nine miles southeast of the town of Nanaimo, British Columbia in November 2004. On November 29, 2005, two of the claims expired, and the remaining two claims expired on November 18, 2006 and December 10, 2006, respectively. We currently plan to focus solely on our joint venture in connection with exploration and development activities in the "Yoquivo Property," which we have entered into an Option Agreement in connection with, as described below.

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

i)	$25,000 within five days of signing of the Letter of Intent, which we have paid as of the date of this filing,

ii)	an additional $75,000 within 30 days of signing the Letter of Intent, which we have paid as of the date of this filing, and

iii)	an additional $100,000 within 90 days of signing the Option Agreement, which we have paid to date.

B.	Our issuing 1,000,000 shares of restricted common stock:

i)	500,000 shares of common stock within 30 days of signing the Letter of Intent, which we have issued as of the date of this filing, and

ii)	An additional 500,000 shares of common stock within 12 months of signing of the Letter of Intent, which shares have been issued as of the date of this filing.

C.	Our completing the following cumulative exploration expenditures on the Yoquivo Property totaling $1,000,000 over a 24 month period, including:

i)
$250,000 in cumulative exploration expenditures within the first 6 months after signing the Letter of Intent, of which approximately $200,000 has been paid to date, but which remaining payment has been extended until February 28, 2007 pursuant to West Timmons entry into a Letter Extension described below;

ii)	$600,000 in cumulative exploration expenditures within 12 months of signing the Letter of Intent, and

iii)	$1,000,000 in cumulative exploration expenditures within 24 months of signing the Letter of Intent.

We have paid approximately $200,000 towards exploration expenditures on the Yoquivo Property as of the date of this filing. On January 29, 2007, West Timmons sent us a letter extending the date we were required to complete the $250,000 funding (as described above under C(i), to February 28, 2007, due to certain delays in connection with the exploration of the Yoquivo Property (the “Letter Extension”).

We anticipate paying the remaining approximately $50,000 once we are able to raise such additional funding, which we plan to raise through private placements of our common stock and/or through shareholders loans, of which there can be no assurance.

All cash payments and share issuances to date are non-refundable, however all other payments and expenditure commitments moving forward are optional in the event we choose not to move forward with the option.

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

Development Activities in The Yoquivo Property

We agreed pursuant to the Option Agreement to expend $1,000,000 in cumulative exploration activities on the Yoquivo Property over a twenty-four (24) month period, of which approximately $200,000 has been expended to date, if we choose to earn the First Option, representing a 50% interest in the mineral rights to the Yoquivo Property. The goals of this initial phase of exploration include evaluating the structural setting of minerals which are found in the property and to find certain drilling targets to be tested as part of Phase 2 of the exploration program.

Phase 1 of the exploration program on the Yoquivo Property, which was started during the 1st week of August 2006, and which has been completed to date, including the following:

o	Detailed structured mapping, to identify large and small scale structural controls, which will include collecting additional ground samples, which mapping has been completed to date.

o
An Airborne Magnetic Survey conducted of the Yoquivo Property via helicopter, which we hope will aid in the understanding and tracing of the large scale structural features of the property, which has been completed to date.

o	Underground Sampling, intended to gain a greater understanding of the controls on and nature of the mineralization within the property, which has been completed to date.

o	Development of a geological model to aid in the Phase II program described below, which has been completed to date.

Phase II of our exploration of the Yoquivo Property will include drill testing of the property, is planned to begin in or around March 2007, funding permitting, and is anticipated to cost approximately $225,000.

The drilling process includes drawing up a plan of proposed drill holes and submitting the plan to the local ejido (surface rights owners), municipality and government agencies for their approval. In the case of the Yoquivo Property, it also requires a biological survey of the areas likely to be effected by the drilling to determine any environmental considerations which may need to be addressed in connection with the drilling. The permit specifies how many sites, duration of proposed program, use of water, method for disposal of wastes, hazardous material handling protocols, the name and contacts of the project operator as well as all of the legal documentation on title for the property. At the current time the initial proposal has been submitted, and has been approved by the ejido but is waiting final biological report and municipal approval which are expected by the end of February 2007, of which there can be no assurance.

As of the filing of this report, we have spent approximately $200,000 on the exploration program on the Yoquivo Property, and plan to expend approximately another $50,000, funding permitting, prior to the end of February 2007. As explained above, we have committed to fund $250,000 in exploration costs regardless of whether we decide to proceed with the First Option.

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

Research and Development Expenditures

We have not incurred any research expenditures since our incorporation. We previously expended $5,000 on our now abandoned exploration program on our Nanaimo claims, and approximately $200,000 in exploration expenditures on our Yoquivo Property joint venture project, described in greater detail above.

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

Plan of Operations

As stated above, moving forward, we plan to focus all of our resources on earning an interest in the Yoquivo Property through our Option Agreement and joint venture with West Timmins (described above).

We currently believe that we will be able to continue our business operations for the next sixty to ninety days with the approximately $23,000 of cash on hand that we had as of February 6, 2007, if no additional funding is raised. We plan to raise additional funding subsequent to the filing of this report from the sale of common stock to offshore investors and/or through loans from our existing shareholders, of which there can be no assurance. We anticipate the need for approximately $300,000 to maintain our operations for the next twelve months and complete the anticipated exploration activities on the Yoquivo Property.

COMPARISON OF OPERATING RESULTS

THREE MONTHS ENDED DECEMBER 31, 2006 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2005

We have not generated any revenues since our incorporation in November 2004.

We had total expenses of $512,941 for the three months ended December 31, 2006, compared to total expenses of $19,529 for the three months ended December 31, 2005, an increase in expenses of $493,412 or 2,527% from the prior period. The main reason for the increase in expenses, was due to a $429,338 increase in mineral property acquisition costs and exploration to $433,627 for the three months ended December 31, 2006, compared to $4,289 for the three months ended December 31, 2005, in connection with the Option Agreement for exploration of the Yoquivo Property with West Timmins, which expenses during the three months ended December 31, 2006 included amounts spent on exploration costs on the Yoquivo Property, which were not present during the three months ended December 31, 2005.

 Additionally attributing to the increase in total expenses was an increase of $16,690 or 693% in office and sundry expenses, to $19,097 for the three months ended December 31, 2006, compared to $2,407 for the three months ended December 31, 2005 in connection with the rental of our office space and the purchase of certain office supplies; an increase of $32,258 or 250% in professional fees to $45,151 for the three months ended December 31, 2006, associated with fees paid to our legal counsel in connection with the preparation of our various SEC filings and our accountant in connection with the review of our interim financial statements and the drafting and filing of our Form 8-K filings, compared to $12,893 for the three months ended December 31, 2005, in connection with additional expenses in connection with our public filings for the three months ended December 31, 2006; and an increase of $15,443 in consulting fees in connection with the Option Agreement, which expenses were not present during the three months ended December 31, 2005; which were offset by an increased $317 loss on foreign exchange for the three months ended December 31, 2006, compared to the prior period.

The reason for the $16,690 or 693% increase in office and sundry expense for the three months ended December 31, 2006, compared to the prior period was mainly due to the fact that during the three months ended December 31, 2006, we rented office space through Insight Consulting ("Insight"), a company owned by our sole officer and Director, Adam Cegielski, which monthly rental fee totals approximately US $890 ($1,000 Canadian dollars). Our professional fees increased $32,258 or 250% from the prior period, due to the fact that we were not a publicly reporting company during the three month period ending December 31, 2005, and our legal and accounting expenses increased substantially once we became responsible for making public filings with the SEC.

Net loss for three months ended December 31, 2006 was $512,941, compared to a net loss of $19,529 for the three months ended December 31, 2005, an increase in net loss of $493,412 or 2,517% from the prior period. The increase in net loss was mainly due to the $429,338 increase in mineral property acquisition costs in connection with our Option Agreement with West Timmins relating to the Yoquivo Property.

NINE MONTHS ENDED DECEMBER 31, 2006 COMPARED TO THE NINE MONTHS ENDED DECEMBER 31, 2005

We have not generated any revenues since our incorporation in November 2004.

We had total expenses of $1,502,498 for the nine months ended December 31, 2006, compared to total expenses of $47,280 for the nine months ended December 31, 2005, an increase in expenses of $1,455,218 or 3,078% from the prior period. The main reason for the increase in expenses, was due to a $1,310,233 increase in mineral property acquisition costs and exploration in connection with our entry into the Option Agreement for exploration of the Yoquivo Property with West Timmins to $1,319,522 for the nine months ended December 31, 2006, compared to $9,289 for the nine months ended December 31, 2005, which expenses were in connection with 1,000,000 shares of common stock issued to West Timmins and approximately $400,000 provided to West Timmins in connection with exploration costs and required payments on the Option Agreement. Additionally attributing to the increase in total expenses was an increase of $38,631 or 596% in office and sundry expenses, to $45,113 for the nine months ended December 31, 2006, compared to $6,482 for the nine months ended December 31, 2005 in connection with the rental of our office space and the purchase of an office computer; an increase of $72,007 or 224% in professional fees, associated with fees paid to our legal counsel in connection with the preparation of our various SEC filings, including our quarterly reports and reports on Form 8-K, and our accountant in connection with the audit of our year ended March 31, 2006 financial statements and the review of our interim financial statements, to $104,156 for the nine months ended December 31, 2006, compared to $32,149 for the nine months ended December 31, 2005; and an increase of $34,706 in consulting fees in connection with our Option Agreement, which fees were not present during the nine months ended December 31, 2005.

The reason for the $38,631 or 596% increase in office and sundry expense for the nine months ended December 31, 2006, compared to the prior period was mainly due to the fact that during the nine months ended December 31, 2006, we rented office space through Insight, which monthly rental fee totals approximately US $890 ($1,000 Canadian dollars). Our professional fees increased $72,007 or 224% from the prior period, due to the fact that we were not a publicly reporting company during the nine month period ending December 31, 2005, and our legal and accounting expenses increased substantially once we became responsible for making public filings with the SEC.

We had a loss on foreign exchange of $999 for the nine months ended December 31, 2006, compared to a loss on foreign exchange of $640 for the nine months ended December 31, 2005.

Net loss for the nine months ended December 31, 2006 was $1,502,498, compared to a net loss of $47,280 for the nine months ended December 31, 2005, an increase in net loss of $1,455,218 from the prior period. The increase in net loss was mainly due to the $1,310,233 increase in mineral property acquisition costs in connection with our Option Agreement with West Timmins relating to the Yoquivo Property.

LIQUIDITY AND CAPITAL RESOURCES

We had total assets of $35,985 as of December 31, 2006, an increase in total assets of $8,947 or 33.1% from total assets of $27,038 as of March 31, 2006.

Total assets as of December 31, 2006, included solely current assets, including $32,487 of cash and prepaid expenses of $3,498.

We had total liabilities, consisting solely of total current liabilities of $23,777 as of December 31, 2006, which consisted solely of accounts payable and accrued liabilities.

We had net working capital of $12,208 as of December 31, 2006. We had a deficit accumulated during the exploration stage of $1,586,092 as of December 31, 2006.

We had $628,606 in cash used in operating activities for the nine months ended December 31, 2006, which included $1,502,498 of net loss and $3,253 of prepaid expenses, offset by $860,000 of stock issued for property acquisition in connection with the issuance of 1,000,000 restricted shares of common stock to West Timmins pursuant to the Option Agreement, and $17,145 of accounts payable and accrued liabilities.

We had $634,300 of cash from financing activities for the nine months ended December 31, 2006, which related to an aggregate of 183,334 shares of common stock sold to various offshore investors in April 2006 for aggregate consideration of $110,000 (or $0.06 per share); 448,000 shares of common stock sold to offshore investors in June 2006, for aggregate consideration of $268,800 (or $0.60 per share); and an aggregate of 425,834 shares of common stock sold to two offshore investors in August and September 2006, for aggregate consideration of $255,500 (or $0.60 per share).

We currently believe that we will be able to continue our business operations for the next sixty to ninety days with the approximately $23,000 of cash on hand that we had as of February 6, 2007, if no additional funding is raised. We plan to raise additional funding subsequent to the filing of this report from the sale of common stock to offshore investors and/or through loans from our existing shareholders, of which there can be no assurance. We anticipate the need for approximately $300,000 to maintain our operations for the next twelve months and complete the anticipated exploration activities on the Yoquivo Property.

We have no current commitments from our officers and Directors or any of our shareholders to supplement our operations or provide us with financing in the future. If we are unable to raise additional capital from conventional sources and/or additional sales of stock in the future, we may be forced to curtail or cease our operations. Even if we are able to continue our operations, the failure to obtain financing could have a substantial adverse effect on our business and financial results.

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

Our business and the value of our common stock are subject to the following Risk Factors:

We May Not Be Able To Continue Our Business Plan And Exploration Activities Without Additional Financing.

We depend to a great degree on the ability to attract external financing in order to conduct future exploratory activities. We are currently funded solely by our shareholders and we believe that we can continue our business operations for approximately the next sixty to ninety days with the approximately $23,000 of cash we had on hand as of February 6, 2007, however we plan to raise additional funds subsequent to the filing of this report through private placements of our common stock and/or through shareholder loans, of which there can be no assurance. If we are unable to raise the additional funds required for planned exploration and extraction activities, which we do not currently have funds to pay, we may be forced to abandon our current business plan and/or we will not be able to earn our First Option with West Timmins (as described above). If you invest in us and we are unable to raise the required funds, your investment could become worthless.

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

As an exploration stage company, we have no revenues or profits to date and our deficit accumulated during our exploration stage as of December 31, 2006, was $1,586,092. We had negative working capital of $12,208 as of December 31, 2006. We are currently being funded by existing shareholders and anticipate being able to continue our business operations for approximately the next sixty to ninety days with the approximately $23,000 of cash on hand as of February 6, 2007, and plan to raise additional funding subsequent to the filing of this report. However, if we do not begin exploration and/or do not have enough money to continue exploration activities it is likely that we will never generate any revenues. Additionally, if we are unsuccessful in mining attempts we may choose to attempt in the future, it is likely that we will never generate any revenues. Additionally, the exploration of minerals is highly speculative, and if throughout our mineral exploration we do not find commercial quantities of minerals, we will likely be forced to curtail or abandon our business plan. If this happens, you could lose your investment in us. If we are unable to generate profits, we will be forced to rely on external financing, of which there is no guarantee, to continue with our business plan.

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

Adam R. Cegielski, Our Sole Director And Officer Can Vote An Aggregate Of 50.2% Of Our Common Stock And Can Exercise Control Over Corporate Decisions Including The Appointment Of New Directors.

Adam R. Cegielski, our sole Director and officer can vote an aggregate of 40,000,000 shares or approximately 50.2% of our outstanding Common Stock. Accordingly, Mr. Cegielski will exercise control in determining the outcome of all corporate transactions or other matters, including the election of directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. Any investors who purchase shares will be minority shareholders and as such will have little to no say in the direction of the Company and the election of Directors. Additionally, it will be difficult if not impossible for investors to remove Mr. Cegielski as a Director of the Company, which will mean he will remain in control of who serves as officers of the Company as well as whether any changes are made in the Board of Directors. As a potential investor in the Company, you should keep in mind that even if you own shares of the Company's Common Stock and wish to vote them at annual or special shareholder meetings, your shares will likely have little effect on the outcome of corporate decisions.

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

We May Not Be Able To Earn Our First Or Second Option With West Timmins Pursuant To The Option Agreement.

In June 2006, we entered into an Option Agreement with West Timmins to earn up to a 75% interest in the Yoquivo Property (as defined and described below). In order to earn the interest of the Yoquivo Property, we are required to pay $600,000 during the twelve months following our entry into the Option Agreement (i.e. prior to June 2007) and an additional $400,000 thereafter, prior to the twenty-fourth month anniversary of our entry into the Option Agreement (i.e. prior to June 2008), towards the exploration of the property. We currently have paid only approximately $200,000 of this amount and anticipate paying the remaining $50,000 which is due to be paid by the end of February 2007 once we are able to raise additional capital; however, we can provide no assurance that we will be able to raise the additional capital needed to pay this amount and/or earn our interest in the property on favorable terms, if at all. If we are unable to raise the capital required to earn the interest in the Yoquivo Property, our current expenditures towards such Option Agreement will be forfeited and we could be forced to abandon or curtail our current business plan. If this were to happen, the value of our common stock could become worthless.

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

Pursuant to our Articles of Incorporation, we have 400,000,000 shares of Common Stock and 100,000,000 shares of preferred stock ("Preferred Stock") authorized. As of February 6, 2007, 79,657,168 shares of our Common Stock were outstanding and - 0 - shares of Preferred Stock issued and outstanding. As a result, our Board of Directors has the ability to issue a large number of additional shares of Common Stock without shareholder approval, which if issued could cause substantial dilution to our then shareholders. Additionally, shares of Preferred Stock may be issued by our Board of Directors without shareholder approval with voting powers, and such preferences and relative, participating, optional or other special rights and powers as determined by our Board of Directors, which may be greater than our Common Stock. As a result, shares of Preferred Stock may be issued by our Board of Directors which cause the holders to have super majority voting power over our shares, provide the holders of the Preferred Stock the right to convert the shares of Preferred Stock they hold into shares of our Common Stock, which may cause substantial dilution to our then Common Stock shareholders and/or have other rights and preferences greater than those of our Common Stock shareholders. Investors should keep in mind that the Board of Directors has the authority to issue additional shares of Common Stock and Preferred Stock, which could cause substantial dilution to our existing shareholders. Additionally, the dilutive effect of any Preferred Stock, which we may issue may be exacerbated given the fact that such Preferred Stock may have super majority voting rights and/or other rights or preferences which could provide the preferred shareholders with voting control over us subsequent to this offering and/or provide those holders the power to prevent or cause a change in control. As a result, the issuance of shares of Common Stock and/or Preferred Stock, may cause the value of our securities to decrease and/or become worthless.

We Have Yet To Attain Profitable Operations And Because We Will Need Additional Financing To Fund Our Exploration Activities, Our Accountants Believe There Is Substantial Doubt About Our Ability To Continue As A Going Concern.

We have incurred a net loss of $512,941 for the three month period ended December 31, 2006 and a net loss of $1,502,498 for the nine month period ended December 31, 2006, had an accumulated deficit of $1,586,092 as of December 31, 2006, and have generated no revenues to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our mineral claims. These factors raise substantial doubt that we will be able to continue as a going concern. Telford Sadovnick, P.L.L.C., our independent auditors, have expressed substantial doubt about our ability to continue as a going concern given our recurring losses from operations, which are described in the first risk factor above. This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital, we will not be able to implement our exploration program which requires significant funding past the second phase, as a result we may have to liquidate our business and stockholders may lose their investment. Investors should consider our auditor's comments when determining if an investment in us is suitable.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

In September 2006, we issued an aggregate of 500,000 shares of restricted common stock to Sydney Resource Corporation ("Sydney"), which later merged with Band-Ore Resources, Ltd., and is now known as West Timmins Mining, Inc., in connection with the Option Agreement. We claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933 (the "Act") since the foregoing issuance did not involve a public offering, the recipient took the shares for investment and not resale and we took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuance and no underwriting discount or commission was paid by us.

In September 2006, we sold 345,834 shares of our restricted common stock to an entity in consideration for $207,500, or $0.60 per share, in connection with the entity's entry into an offshore subscription agreement. We will claim an exemption from registration afforded by Regulation S of the Securities Act of 1933, as amended ("Regulation S"), for the above issuance since the issuance will be made to a non-U.S. person (as defined under Rule 902 section (k)(2)(i) of Regulation S), pursuant to offshore transactions, and no directed selling efforts were made in the United States by us, a distributor, any respective affiliates, or any person acting on behalf of any of the foregoing.

In October 2006, we sold 80,000 shares of our restricted common stock to an individual in consideration for $48,000, or $0.60 per share, in connection with the entity's entry into an offshore subscription agreement. We claim an exemption from registration afforded by Regulation S, for the above issuance since the issuance will be made to a non-U.S. person (as defined under Rule 902 section (k)(2)(i) of Regulation S), pursuant to offshore transactions, and no directed selling efforts were made in the United States by us, a distributor, any respective affiliates, or any person acting on behalf of any of the foregoing.

In November and December 2006, we agreed to issue an aggregate of 300,000 options to purchase shares of the Company’s common stock to two consultants of the Company, which option grants we later decided to rescind. We are currently in the process of rescinding the option grants, which have not been included in the financial statements contained herein. We claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933 since the foregoing grant did not involve a public offering, the recipient took the options for investment and not resale and we took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing grant and no underwriting discount or commission was paid by us.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits

Exhibit No.	Description

3.1(1)	Articles of Incorporation.

3.2(1)	Bylaws, as amended.

3.3(2)	Certificate of Change Pursuant to NRS 78.209

3.2(2)	Certificate of Correction to the Company's Articles of Incorporation

10.1(3)	Stock Purchase Agreement between Susan Downing and Adam Cegielski

10.2(4)	Option Agreement with Sydney (which later merged with another entity and is now known as West Timmins Mining Inc.).

10.3*	Letter of Extension from West Timmins Mining, Inc.

31*	Chief Executive Officer and Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Chief Executive Officer and Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed Herein.

(1)	Filed as exhibits to our Form SB-2 Registration Statement filed with the Commission on August 15, 2005, and incorporated herein by reference.

(2)	Filed as exhibits to our Report on Form 8-K filed with the Commission on April 25, 2006, and incorporated herein by reference.

(3)	Filed as an exhibit to our Report on Form 8-K filed with the Commission on March 29, 2006, and incorporated herein by reference.

(4)	Filed as an exhibit to our Report on Form 8-K filed with the Commission on June 13, 2006, and incorporated herein by reference.

b)	REPORTS ON FORM 8-K

We filed the following one report on Form 8-K during the three months ended December 31, 2006:

October 10, 2006 -	to report the sale of an aggregate of 425,834 shares of our common stock for aggregate consideration of $255,500 (or $0.60 per share) pursuant to offshore subscription agreements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                       KONIGSBERG CORPORATION

DATED: February 20, 2007	By: /s/ Adam R. Cegielski
Adam R. Cegielski
Chief Executive Officer