Form 10QSB/A
period 2006-09-30
KONIGSBERG CORP
filed 2007-04-20
CIK 1326780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB/A
Amendment No. 1

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

The Registrant is filing this Amended Report on Form 10-QSB, to include restated financial statements for the three and six months ended September 30, 2006, in connection with the issuance of 500,000 restricted shares of common stock to West Timmins Mining, Inc. (formerly Sydney Resources Corporation) in September 2006, which issuance and the related expense of such issuance was mistakenly left out of our calculation of expenses and related net loss in our original 10-QSB filing for the quarter ended September 30, 2006. Other than the revised financials, Results of Operations and Liquidity and Capital Resources, contained herein, which have been updated solely to include the revised financial information filed herewith, this Amended Report on Form 10-QSB/A remains substantially the same as originally filed by the Registrant on November 17, 2006, and as such, investors are cautioned to review the Registrant’s latest annual report, quarterly and current report filings for updated and current information on the Registrant’s financial condition, results of operations and current operations.

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

KONIGSBERG CORPORATION
(AN EXPLORATION STAGE COMPANY)
SECOND QUARTER CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(UNAUDITED)
(STATED IN U.S. DOLLARS)

KONIGSBERG CORPORATION
(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Stated in U.S. Dollars)

	SEPTEMBER 30	MARCH 31
	2006	2006
ASSETS

Current
Cash	$143,681	$26,793
Prepaid expenses	3,498	245
	147,179	27,038

LIABILITIES

Current
Accounts payable and accrued liabilities	$14,595	$6,632

STOCKHOLDERS’ EQUITY (DEFICIENCY)

Share Capital
Authorized:
400,000,000 common voting shares with a par value of
$0.001 per share
100,000,000 preferred shares with a par value of
$0.001 per share

Issued and outstanding:
79,231,334 common shares at September 30, 2006
and 77,600,000 common shares at March 31, 2006	79,231	77,600

Additional Paid-In Capital	1,263,569	26,400

Stock Subscriptions Received	222,935	-

Deficit Accumulated During The Exploration Stage	(1,433,151)	(83,594)
	132,584	20,406

	$147,179	$27,038

The accompanying notes are an integral part of these consolidated financial statements.

KONIGSBERG CORPORATION
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Stated in U.S. Dollars)

					PERIOD FROM
	THREE	SIX	THREE	SIX	INCEPTION
	MONTHS	MONTHS	MONTHS	MONTHS	NOVEMBER 3
	ENDED	ENDED	ENDED	ENDED	2004 TO
	SEPTEMBER 30	SEPTEMBER 30	SEPTEMBER 30	SEPTEMBER 30	SEPTEMBER 30
	2006	2006	2005	2005	2006

Revenue	$-	$-	$-	$-	$-

Expenses
Consulting fees	9,485	19,263	-	-	19,263
Mineral property acquisition
costs and exploration expense	645,895	1,245,895	3,000	5,000	1,260,684
Write down of mineral property
interest	-	-	-	-	3,500
Office and sundry	16,485	26,016	2,996	4,075	35,983
Professional fees	16,739	59,005	8,380	19,256	115,170
Gain on foreign exchange	(569)	(622)	(531)	(580)	(1,449)
	688,035	1,349,557	13,845	27,751	1,433,151

Net Loss For The Period	$(688,035)	$(1,349,557)	$(13,845)	$(27,751)	$(1,433,151)

Basic And Diluted Loss Per Share	$(0.01)	$(0.01)	$-	$-

Weighted Average Number Of
Common Shares Outstanding	78,749,312	78,066,725	19,400,000	19,350,825

The accompanying notes are an integral part of these consolidated financial statements.

F-3

KONIGSBERG CORPORATION
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

					PERIOD FROM
	THREE	SIX	THREE	SIX	INCEPTION
	MONTHS	MONTHS	MONTHS	MONTHS	NOVEMBER 3
	ENDED	ENDED	ENDED	ENDED	2004 TO
	SEPTEMBER 30	SEPTEMBER 30	SEPTEMBER 30	SEPTEMBER 30	SEPTEMBER 30
	2006	2006	2005	2005	2006
Cash provided by (used in)
Operating Activities
Net loss for the period	$(688,035)	$(1,349,557)	$(13,845)	$(27,751)	$(1,433,151)

Item not involving cash:
Share capital issued for	360,000	860,000	-	-	860,000
property acquisition

Changes in non-cash working capital items:
Write down of mineral
property interest	-	-	-	-	3,500
Prepaid expenses	(3,498)	(3,253)	3,000	4,056	(3,498)
Accounts payable and accrued
Liabilities	(21,931)	7,963	4,508	3,750	14,595
	(353,464)	(484,847)	(6,337)	(19,945)	(558,554)

Financing Activity
Share capital issued for cash	268,800	378,800	-	6,000	482,800
Share subscriptions received	222,935	222,935			222,935

Investing Activity
Additions to mineral property interest	-	-	-	-	(3,500)

Increase (Decrease) In Cash	138,271	116,888	(6,337)	(13,945)	143,861

Cash, Beginning Of Period	5,410	26,793	77,285	84,893	-

Cash, End Of Period	$143,681	$143,681	$70,948	$70,948	$143,861

Supplemental disclosure of cash flow information
Cash paid during the period for:

Interest	$-	$-	$-	$-	$-

Income taxes	$-	$-	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

KONIGSBERG CORPORATION
(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

PERIOD FROM NOVEMBER 3, 2004 (INCEPTION) TO SEPTEMBER 30, 2006
(Unaudited)
(Stated in U.S. Dollars)

					DEFICIT
	COMMON STOCK				ACCUMULATED
			ADDITIONAL	STOCK	DURING THE
			PAID-IN	SUBSCRIPTIONS	EXPLORATION
	SHARES	AMOUNT	CAPITAL	RECEIVED	STAGE	TOTAL

Balance, November 3, 2004
(Date of inception)	-	$-	$-	$-	$-	$-
Shares issued for cash
November 3, 2004 at
$0.00025	40,000,000	40,000	(30,000)	-	-	10,000
February 28, 2005 at
$0.0025	35,200,000	35,200	52,800	-	-	88,000
Net loss for the period	-	-	-	-	(11,314)	(11,314)
Balance, March 31, 2005	75,200,000	75,200	22,800	-	(11,314)	86,686

Shares issued for cash:
April 14, 2005 at
$0.0025	2,400,000	2,400	3,600	-	-	6,000
Net loss for the year	-	-	-	-	(72,280)	(72,280)
Balance, March 31, 2006	77,600,000	77,600	26,400	-	(83,594)	20,406

Shares issued for cash:
April 21, 2006
at $0.60	100,000	100	59,900	-	-	60,000
April 28, 2006
at $0.60	83,334	83	49,917	-	-	50,000
Shares issued for property:
May 11, 2006
at $1.00	500,000	500	499,500	-	-	500,000
September 12, 2006
At $0.72	500,000	500	359,500	-	-	360,000
Shares subscribed for cash:
June 7, 2006
at $0.60	21,000	21	12,579	-	-	12,600
June 22, 2006
at $0.60	10,000	10	5,990	-	-	6,000
June 30, 2006
at $0.60	417,000	417	249,783	-	-	250,200
August 31, 2006
at $0.60	-	-	-	48,000	-	48,000
September 5, 2006
at $0.60	-	-	-	174,935	-	174,935

Net loss for the period	-	-	-	-	(1,349,557)	(1,349,557)
Balance, September 30, 2006	79,231,334	$79,231	$1,263,569	$222,935	$(1,433,151)	$132,584

The accompanying notes are an integral part of these consolidated financial statements.

KONIGSBERG CORPORATION
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006
(Unaudited)
(Stated in U.S. Dollars)

1.	BASIS OF PRESENTATION

The unaudited consolidated financial information furnished herein reflects all adjustments which, in the opinion of management, are necessary to fairly state the Company’s consolidated financial position and the results of its operations for the periods presented. These second quarter consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Form 10-KSB for the fiscal year ended March 31, 2006. The Company assumes that the users of the interim consolidated financial information herein have read, or have access to, the audited consolidated financial statements for the preceding fiscal year, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10-KSB for the fiscal year ended March 31, 2006, has been omitted. The results of operations for the six month period ended September 30, 2006 are not necessarily indicative of results for the entire year ending March 31, 2007.

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

These consolidated financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $1,349,557 since inception and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has plans to seek additional capital through a private placement and public offering of its common stock. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

On May 31, 2006, the Company entered into an option agreement with Sydney Resource Corporation ("Sydney"), whereby the Company was granted an option to acquire up to a 75% undivided right, title and interest in and to a series of six mineral concessions located in the State of Sonora, Mexico, and collectively referred to as the "Yoquivo Property". Pursuant to the agreement, the Company can exercise its option to acquire an initial 50% interest (“the first option”) by completing the following:

i)  Making a cash payment to Sydney in the amount of $25,000 within 5 days upon  signing the letter of intent (paid);

ii)  Making an additional cash payment to Sydney in the amount of $75,000 within 30  days upon signing the letter of intent (paid);

iii)  Making an additional cash payment to Sydney in the amount of $100,000 within 90  days upon signing the definitive agreement.

iv)  Issued 500,000 shares of the Company's common stock to Sydney within 30 days  upon the signing of the letter of intent (issued);

v)  Issued an additional 500,000 shares of the Company's common stock to Sydney  within 12 months upon the signing of the letter of intent (issued);

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

 Upon the Company successfully exercising the first option, the Company will then be  granted a second option (“the second option”) to acquire an additional 25% interest in the Yoquivo  Property by completing the following:

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

On July 21, 2006, the Company issued 21,000 common shares at $0.60 as mandated by the option agreement with the optioner for deemed value of $12,600.

On July 21, 2006, the Company issued 10,000 common shares at $0.60 as mandated by the option agreement with the optioner for deemed value of $6,000.

On July 7, 2006, the Company issued 417,000 common shares at $0.60 as mandated by the option agreement with the optioner for deemed value of $250,200.

On August 31, 2006 the Company issued 80,000 common shares at $0.60 as mandated by the option agreement with the optioner for deemed value of $48,000.

On September 12, 2006, the Company issued 500,000 common shares at $0.72 as mandated by the option agreement with the optioner for deemed value of $360,000.

On October 11, 2006 the Company accepted a subscription for 345,834 common shares at $0.60. Cash proceeds of $59,970, $114,965 and $32,565 were received on September 5, 2006, September 19, 2006 and October 12, 2006 respectively.

6.	COMMITMENTS AND CONTRACTUAL OBLIGATIONS
The Company has no significant commitments or contractual obligations with any parties respecting executive compensation, consulting arrangements or other matters.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

CERTAIN STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-QSB/A (THIS "FORM 10-QSB"), CONSTITUTE "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (COLLECTIVELY, THE "REFORM ACT"). CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES", "EXPECTS", "MAY", "SHOULD", OR "ANTICIPATES", OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF KONIGSBERG CORPORATION ("KONIGSBERG", "THE COMPANY", "WE", "US" OR "OUR") TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-QSB/A, UNLESS ANOTHER DATE IS STATED, ARE TO SEPTEMBER 30, 2006.

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

As a result of the filing of the Certificate and Correction thereto, we now have 400,000,000 shares of common stock authorized, $0.001 par value, and 100,000,000 shares of preferred stock authorized, $0.001 par value per share. Unless otherwise stated, all share amounts used in this 10-QSB/A are reflected in post Forward Stock Split amounts.

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

The initial cash payments totaling $200,000 and issuance of 500,000 shares of common stock, which have already been made, as well as the initial exploration expenditure of $250,000 (of which we have paid approximately $186,000 to date), are final definitive commitments and are therefore non-refundable, however all other payments and expenditure commitments are optional in the event we choose not to move forward with the option. In September 2006, we issued West  Timmins an additional 500,000 shares of common stock, which payment is non- refundable.

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

COMPETITION

We are an exploration stage company. We compete with other mineral resource exploration and development companies for financing and for the acquisition ofnew mineral properties. Many of the mineral resource exploration and development companies with whom we compete have greater financial and technical resources than us. Accordingly, these competitors may be able to spend greater amounts on acquisitions of mineral properties of merit, on exploration of their mineral properties and on development of their mineral properties. In addition, they may be able to afford greater geological expertise in the targeting and exploration of mineral properties. This competition could result in competitors having mineral properties of greater quality and interest to prospective investors who may finance additional exploration and development. This competition could adversely impact on our ability to finance further exploration and to achieve the financing necessary for us to develop our mineral properties.
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

Three distinct types of mineralization are present in the Yoquivo district. The first high-grade type consists of quartz-sulfide mineralization, which often includes mixed sulfides of copper, lead, zinc, and silver, with occasional native gold. Mineralogy is relatively simple, consisting of chalcopyrite, bornite, galena, sphalerite, argentite, and some native silver. The second type of mineralization consists of argentiferous galena, with or without minor sphalerite, in quartz. This is the vein filling material in the Pertenencia vein system. The third type of mineralization constitutes the San Francisco Fault, which contains variable amounts of faulted and brecciated primary high-grade ore, calcite veins, and secondary enrichment.

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

We had total expenses of $688,035 for the three months ended September 30, 2006, compared to total expenses of $13,845 for the three months ended September 30, 2005, an increase in expenses of $674,190 from the prior period. The main reason for the increase in expenses, was due to a $642,895 increase in mineral property acquisition costs and exploration to $645,895 for the three months ended September 30, 2006, compared to $3,000 for the three months ended September 30, 2005, in connection with the Option Agreement for exploration of the Yoquivo Property with West Timmins, which expenses during the three months ended September 30, 2006 included amounts spent on exploration costs on the Yoquivo Property, including the issuance of 500,000 shares of common stock to West Timmins, which were not present during the three months ended September 30, 2005. Additionally attributing to the increase in total expenses was an increase of $13,489 or 450% in office and sundry expenses, to $16,485 for the three months ended September 30, 2006, compared to $2,996 for the three months ended September 30, 2005 in connection with the rental of our office space and the purchase of certain office supplies; an increase of $8,359 or 99.7% in professional fees to $16,739 for the three months ended September 30, 2006, associated with fees paid to our legal counsel in connection with the preparation of our various SEC filings and our accountant in connection with the review of our interim financial statements and the drafting and filing of our Form 8-K filings, compared to $8,380 for the three months ended September 30, 2005; and an increase of $9,485 in consulting fees in connection with the Option Agreement, which expenses were not present during the three months ended September 30, 2005.

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

Net loss for three months ended September 30, 2006 was $688,035, compared to a net loss of $13,845 for the three months ended September 30, 2005, an increase in net loss of $674,190 from the prior period. The increase in net loss was mainly due to the $642,895 increase in mineral property acquisition costs in connection with our Option Agreement with West Timmins relating to the Yoquivo Property and the issuance of 500,000 shares of common stock in connection with such Option Agreement.

SIX MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THE SIX MONTHS ENDED SEPTEMBER 30, 2005

We have not generated any revenues since our incorporation in November 2004.  We had total expenses of $1,349,557 for the six months ended September 30, 2006, compared to total expenses of $27,751 for the six months ended September 30, 2005, an increase in expenses of $1,335,712 from the prior period. The main reason for the increase in expenses, was due to an $1,240,895 increase in mineral property acquisition costs and exploration in connection with our entry into the Option Agreement for exploration of the Yoquivo Property with West Timmins, to $1,245,895 for the six months ended September 30, 2006, compared to $5,000 for the six months ended September 30, 2005, which expenses were in connection with 1,000,000 shares of common stock issued to West Timmins and approximately $386,000 provided to West Timmins in connection with exploration costs and required payments on the Option Agreement. Additionally attributing to the increase in total expenses was an increase of $21,941 or 538% in office and sundry expenses, to $26,016 for the six months ended September 30, 2006, compared to $4,075 for the six months ended September 30, 2005 in connection  with the rental of our office space and the purchase of an office computer; an increase of $39,749 or 206% in professional fees, associated with fees paid to our legal counsel in connection with the preparation of our various SEC filings, including our quarterly reports and reports on Form 8-K, and our accountant in connection with the audit of our year ended March 31, 2006 financial statements and the review of our interim financial statements, to $59,005 for the six months ended September 30, 2006, compared to $19,256 for the six months ended September 30, 2005; and an increase of $19,263 in consulting fees in connection with our Option Agreement, which fees were not present during the six months ended September 30, 2005.

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

Net loss for six months ended September 30, 2006 was $1,349,557, compared to a net loss of $27,751 for the six months ended September 30, 2005, an increase in net loss of $1,322,006 from the prior period. The increase in net loss was mainly due to the $1,240,895 increase in mineral property acquisition costs in connection with our Option Agreement with West Timmins relating to the Yoquivo Property.

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

We had $484,847 in cash used in operating activities for the six months ended September 30, 2006, which included $1,349,557 of net loss and $3,253 of prepaid expenses, offset by $860,000 of stock issued for property acquisition in connection with the issuance of 1,000,000 restricted shares of common stock to West Timmins pursuant to the Option Agreement, and $7,963 of accounts payable and accrued liabilities.

We had $601,735 of cash from financing activities for the six months ended September 30, 2006, which related to an aggregate of 183,334 shares of common stock sold to various offshore investors in April 2006 for aggregate consideration of $110,000 (or $0.06 per share); 448,000 shares of common stock sold to offshore investors in June 2006, for aggregate consideration of $268,800 (or $0.60 per share); and an aggregate of 425,834 shares of common stock sold to two offshore investors in August and September 2006, for aggregate consideration of $255,500 (or $0.60 per share), which we had received approximately $378,800 of as of September 30, 2006, leaving a stock subscription receivable of approximately $222,935, which amount has been paid to date.

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

RISK FACTORS

You should carefully consider the following risk factors and other information in this quarterly report on Form 10-QSB/A before deciding to become a holder of our Common Stock. If any of the following risks actually occur, our business and financial results could be negatively affected to a significant extent.

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
As an exploration stage company, we have no revenues or profits to date and our deficit accumulated during our exploration stage as of September 30, 2006, was $1,433,151. We had working capital of $132,584 as of September 30, 2006. We are currently being funded by existing shareholders and anticipate being able to continue our business operations for approximately the next six months with the approximately $140,000 of cash on hand as of September 30, 2006. However, if we do not begin exploration and/or do not have enough money to continue exploration activities it is likely that we will never generate any revenues. Additionally, if we are unsuccessful in mining attempts we may choose to attempt in the future, it is likely that we will never generate any revenues. Additionally, the exploration of minerals is highly speculative, and if throughout our mineral exploration we do not find commercial quantities of minerals, we will likely be forced to curtail or abandon our business plan. If this happens, you could lose your investment in us. If we are unable to generate profits, we will be forced to rely on external financing, of which there is no guarantee, to continue with our business plan.

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

BECAUSE OF THE INHERENT DANGERS INVOLVED IN MINERAL EXPLORATION, THERE IS A RISK THAT WE MAY INCUR LIABILITY OR DAMAGES AS WE CONDUCT OUR BUSINESS.

The search for valuable minerals involves numerous hazards. As a result, we maybecome subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure. At the present time, we have no coverage to insure against these hazards. The payment of such liabilities may result in our inability to complete our planned exploration program and/or obtain additional financing to fund our exploration program.

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

Furthermore, because our Common Stock is traded on the NASD OTCBB, our stock price may be impacted by factors that are unrelated or disproportionate to our perating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price of our common stock. Additionally, at present, we have a limited number of shares in our public float, and as a result, there could be extreme fluctuations in the price of our common stock. Further, due to the limited volume of our shares which trade and our limited public float, we believe that our stock prices (bid, asked and closing prices) are entirely arbitrary, are not related to the actual value of the Company, and do not reflect the actual value of our common stock (and in fact reflect a value that is much higher than the actual value of our Common Stock). Shareholders and potential investors in our Common Stock should exercise caution before making an investment in the Company, and should not rely on the publicly quoted or traded stock prices in determining our Common Stock value, but should instead determine value of our Common Stock based on the information contained in the Company's public reports, industry information, and those business valuation methods commonly used to value private companies.

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

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-QSB/A (the "Evaluation Date"), have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

KONIGSBERG CORPORATION

DATED: April 20, 2007	By: /s/ Adam R. Cegielski
Adam R. Cegielski
Chief Executive Officer