Form 10QSB/A
period 2006-12-31
KONIGSBERG CORP
filed 2007-04-20
CIK 1326780

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

Yes [   ] No [X].

The Registrant is filing this Amended Report on Form 10-QSB, to include restated financial statements for the three and nine months ended December 31, 2006, in connection with the issuance of 500,000 restricted shares of common stock to West Timmins Mining, Inc. (formerly Sydney Resources Corporation), which occurred in September 2006, but which issuance and related expenses were mistakenly included in the Registrant’s expenses for the three months ended December 31, 2006, in our original 10-QSB filing for the quarter ended December 31, 2006. Other than the revised financials and results of operations, contained herein, which have been updated solely to include the revised financial information filed herewith, this Amended Report on Form 10-QSB/A remains substantially the same as originally filed by the Registrant on February 20, 2007, and as such, investors are cautioned to review the Registrant’s latest annual report, quarterly and current report filings for updated and current information on the Registrant’s financial condition, results of operations and current operations.

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

KONIGSBERG CORPORATION
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Stated in U.S. Dollars)

					PERIOD FROM
	THREE	NINE	THREE	NINE	INCEPTION
	MONTHS	MONTHS	MONTHS	MONTHS	NOVEMBER 3,
	ENDED	ENDED	ENDED	ENDED	2004 TO
	DECEMBER 31,	DECEMBER 31,	DECEMBER 31,	DECMEBER 31,	DECEMBER 31,
	2006	2006	2005	2005	2006

Revenue	$-	$-	$-	$-	$-

Expenses
Consulting fees	15,443	34,706	-	-	34,706
Mineral property acquisition
costs and exploration expense	73,627	1,319,522	4,289	9,289	1,334,311
Write down of mineral property
interest	-	-	-	-	3,500
Office and sundry	19,097	45,113	2,407	6,482	55,080
Professional fees	45,151	104,156	12,893	32,149	160,321
Gain on foreign exchange	(377)	(999)	(60)	(640)	(1,826)
	152,941	1,502,498	19,529	47,280	1,586,092

Net Loss For The Period	$(152,941)	$(1,502,498)	$(19,529)	$(47,280)	$(1,586,092)

Basic And Diluted Loss Per Share	$(0.01)	$(0.01)	$-	$-

Weighted Average Number Of
Common Shares Outstanding	79,231,334	78,684,946	19,400,000	19,367,273

The accompanying notes are an integral part of these consolidated financial statements.

KONIGSBERG CORPORATION
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

					PERIOD FROM
	THREE	NINE	THREE	NINE	INCEPTION
	MONTHS	MONTHS	MONTHS	MONTHS	NOVEMBER 3,
	ENDED	ENDED	ENDED	ENDED	2004 TO
	DECEMBER 31,	DECEMBER 31,	DECEMBER 31,	DECEMBER 31,	DECEMBER 31,
	2006	2006	2005	2005	2006
Cash provided by (used in)
Operating Activities
Net loss for the period	$(152,941)	$(1,502,498)	$(19,529)	$(47,280)	$(1,586,092)

Item not involving cash:
Share capital issued for	-	860,000	-	-	860,000
property acquisition

Changes in non-cash working capital items:
Write down of mineral
property interest	-	-	-	-	3,500
Prepaid expenses	-	(3,253)	(1,328)	2,422	(3,498)
Accounts payable and accrued
Liabilities	9,182	17,145	(68)	3,988	23,777
	(143,759)	(628,606)	(20,925)	(40,870)	(702,313)

Financing Activity
Share capital issued for cash	-	378,800	-	6,000	482,800
Share subscriptions received	32,565	255,500	-	-	255,500

Investing Activity
Additions to mineral property interest	-	-	-	-	(3,500)

(Decrease) Increase In Cash	(111,194)	5,694	(20,925)	(34,870)	32,487

Cash, Beginning Of Period	143,681	26,793	70,948	84,893	-

Cash, End Of Period	$32,487	$32,487	$50,023	$50,023	$32,487

Supplemental disclosure of cash flow information
Cash paid during the period for:

Interest	$-	$-	$-	$-	$-

Income taxes	$-	$-	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

KONIGSBERG CORPORATION
(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

PERIOD FROM NOVEMBER 3, 2004 (INCEPTION) TO DECEMBER 31, 2006
(Unaudited)
(Stated in U.S. Dollars)

					DEFICIT
	COMMON STOCK				ACCUMULATED
			ADDITIONAL	STOCK	DURING THE
			PAID-IN	SUBSCRIPTIONS	EXPLORATION
	SHARES	AMOUNT	CAPITAL	RECEIVED	STAGE	TOTAL

Balance, November 3, 2004
(Date of inception)	-	$-	$-	$-	$-	$ -
Shares issued for cash
November 3, 2004 at
$0.00025	40,000,000	40,000	(30,000)	-	-	10,000
February 28, 2005 at
$0.0025	35,200,000	35,200	52,800	-	-	88,000
Net loss for the period	-	-	-	-	(11,314)	(11,314)
Balance, March 31, 2005	75,200,000	75,200	22,800	-	(11,314)	86,686

Shares issued for cash:
April 14, 2005 at
$0.0025	2,400,000	2,400	3,600	-	-	6,000
Net loss for the year	-	-	-	-	(72,280)	(72,280)
Balance, March 31, 2006	77,600,000	77,600	26,400	-	(83,594)	20,406

Shares issued for cash:
April 21, 2006
at $0.60	100,000	100	59,900	-	-	60,000
April 28, 2006
at $0.60	83,334	83	49,917	-	-	50,000
Shares issued for property:
May 11, 2006
at $1.00	500,000	500	499,500	-	-	500,000
September 12, 2006
At $0.72	500,000	500	359,500	-	-	360,000
Shares subscribed for cash:
June 7, 2006
at $0.60	21,000	21	12,579	-	-	12,600
June 22, 2006
at $0.60	10,000	10	5,990	-	-	6,000
June 30, 2006
at $0.60	417,000	417	249,783	-	-	250,200
August 31, 2006
at $0.60	-	-	-	48,000	-	48,000
September 5, 2006
at $0.60	-	-	-	207,500	-	207,500

Net loss for the period	-	-	-	-	(1,502,498)	(1,502,498)
Balance, December 31, 2006	79,231,334	$79,231	$1,263,569	$255,500	$(1,586,092)	$ 12,208

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

These consolidated financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $1,586,092 since inception and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependant upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has plans to seek additional capital through a private placement and public offering of its common stock. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Pursuant to mineral property agreement dated November 3, 2004, the Company purchased a 100% undivided right, title and interest in four mineral claims in an area known as the Nanaimo Lakes claims in the Nanaimo Mining Division for cash payment of US$3,500 (paid November 4, 2004).

On November 29, 2005, two of the Company’s four mineral claims in the Nanaimo Lakes Mining District were forfeit. On November 18, 2006 and December 10, 2006, the Company’s two remaining claims in the Nanaimo Lakes Mining District were forfeited. The Company no longer holds title to these claims as of the forfeiture date.

b)	Yoquivo Properties

On May 31, 2006, the Company entered into an option agreement with Sydney Resource Corporation (“Sydney”), whereby the Company was granted an option to acquire up to 75% undivided right, title and interest in and to a series of six mineral concessions located in the State of Sonora, Mexico, and collectively referred to as the “Yoquivo Property”. Pursuant to the agreement the Company exercised the option by adhering to the terms of the option agreement to acquire an undivided 50% right, title and interest in the “Yoquivo Property” by investing an amount of $200,000 in cash and $500,000 in common shares. The Company has the following commitments in the terms and conditions of the option agreement:

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

CERTAIN STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-QSB (THIS "FORM 10-QSB/A"), CONSTITUTE "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (COLLECTIVELY, THE "REFORM ACT"). CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES", "EXPECTS", "MAY", "SHOULD", OR "ANTICIPATES", OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF KONIGSBERG CORPORATION ("KONIGSBERG", "THE COMPANY", "WE", "US" OR "OUR") TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-QSB/A, UNLESS ANOTHER DATE IS STATED, ARE TO DECEMBER 31, 2006.

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

We had total expenses of $152,941 for the three months ended December 31, 2006, compared to total expenses of $19,529 for the three months ended December 31, 2005, an increase in expenses of $133,412 or 683% from the prior period. The main reason for the increase in expenses, was due to a $69,338 increase in mineral property acquisition costs and exploration to $73,627 for the three months ended December 31, 2006, compared to $4,289 for the three months ended December 31, 2005, in connection with the Option Agreement for exploration of the Yoquivo Property with West Timmins, which expenses during the three months ended December 31, 2006 included amounts spent on exploration costs on the Yoquivo Property, which were not present during the three months ended December 31, 2005.

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

Net loss for three months ended December 31, 2006 was $152,941, compared to a net loss of $19,529 for the three months ended December 31, 2005, an increase in net loss of $133,412 or 683% from the prior period. The increase in net loss was mainly due to the $73,627 increase in mineral property acquisition costs in connection with our Option Agreement with West Timmins relating to the Yoquivo Property.

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

We have incurred a net loss of $152,941 for the three month period ended December 31, 2006 and a net loss of $1,502,498 for the nine month period ended December 31, 2006, had an accumulated deficit of $1,586,092 as of December 31, 2006, and have generated no revenues to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our mineral claims. These factors raise substantial doubt that we will be able to continue as a going concern. Telford Sadovnick, P.L.L.C., our independent auditors, have expressed substantial doubt about our  ability to continue as a going concern given our recurring losses from operations, which are described in the first risk factor above. This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital, we will not be able to implement our exploration program which requires significant funding past the second phase, as a result we may have to liquidate our business and stockholders may lose their investment. Investors should consider our auditor's comments when determining if an investment in us is suitable.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits

Exhibit No.	Description

3.1(1)	Articles of Incorporation.

3.2(1)	Bylaws, as amended.

3.3(2)	Certificate of Change Pursuant to NRS 78.209

3.2(2)	Certificate of Correction to the Company's Articles of Incorporation

10.1(3)	Stock Purchase Agreement between Susan Downing and Adam Cegielski

10.2(4)	Option Agreement with Sydney (which later merged with another entity and is now known as West Timmins Mining Inc.).

10.3*(5)	Letter of Extension from West Timmins Mining, Inc.

31*	Chief Executive Officer and Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Chief Executive Officer and Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed Herein.

(1)	Filed as exhibits to our Form SB-2 Registration Statement filed with the Commission on August 15, 2005, and incorporated herein by reference.

(2)	Filed as exhibits to our Report on Form 8-K filed with the Commission on April 25, 2006, and incorporated herein by reference.

(3)	Filed as an exhibit to our Report on Form 8-K filed with the Commission on March 29, 2006, and incorporated herein by reference.

(4)	Filed as an exhibit to our Report on Form 8-K filed with the Commission on June 13, 2006, and incorporated herein by reference.

(5)	Filed as an exhibit to our Report on Form 10-QSB filed with the Commission on February 20, 2007, and incorporated herein by reference.

b)	REPORTS ON FORM 8-K

We filed the following one report on Form 8-K during the three months ended December 31, 2006:

October 10, 2006 -	to report the sale of an aggregate of 425,834 shares of our common stock for aggregate consideration of $255,500 (or $0.60 per share) pursuant to offshore subscription agreements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                       KONIGSBERG CORPORATION

DATED: April 20, 2007	By: /s/ Adam R. Cegielski
Adam R. Cegielski
Chief Executive Officer