Form 10KSB
period 2007-03-31
GOLDMOUNTAIN EXPLORATION CORP
filed 2007-07-16
CIK 1326780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2007

[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ___________

Commission file number 000-51594

GOLDMOUNTAIN EXPLORATION CORPORATION
(Name of small business issuer in its charter)

Nevada	98-0455906
(State of organization)	(I.R.S. Employer Identification No.)

30-70 East Beaver Creek Rd., Richmond Hill, Ontario, Canada L4B 3B2
(Address of principal executive offices) (Zip Code)

Issuer's telephone number: (905) 882-7044

KONIGSBERG CORPORATION
(Former name of issuer)

Securities Registered Pursuant To Section 12(B) Of The Exchange Act:

None

Securities Registered Pursuant To Section 12(G) Of The Exchange Act:

Common Stock, $0.001 par value

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

The aggregate market value of the issuer's voting and non-voting common equity held by non-affiliates computed by reference to the average bid and ask price of such common equity as of June 12, 2007, was approximately $7,552,409.

At July 16, 2007, there were 81,027,167 shares of the Registrant’s common stock outstanding, which includes 1,166,666 shares of common stock which were sold in March 2007 and 203,333 shares of common stock which were sold in June 2007, which shares have not been physically issued to date.

PART I

FORWARD-LOOKING STATEMENTS:

ALL STATEMENTS IN THIS DISCUSSION THAT ARE NOT HISTORICAL ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. STATEMENTS PRECEDED BY, FOLLOWED BY OR THAT OTHERWISE INCLUDE THE WORDS "BELIEVES", "EXPECTS", "ANTICIPATES", "INTENDS", "PROJECTS", "ESTIMATES", "PLANS", "MAY INCREASE", "MAY FLUCTUATE" AND SIMILAR EXPRESSIONS OR FUTURE OR CONDITIONAL VERBS SUCH AS "SHOULD", "WOULD", "MAY" AND "COULD" ARE GENERALLY FORWARD-LOOKING IN NATURE AND NOT HISTORICAL FACTS. THESE FORWARD-LOOKING STATEMENTS WERE BASED ON VARIOUS FACTORS AND WERE DERIVED UTILIZING NUMEROUS IMPORTANT ASSUMPTIONS AND OTHER IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS INCLUDE THE INFORMATION CONCERNING OUR FUTURE FINANCIAL PERFORMANCE, BUSINESS STRATEGY, PROJECTED PLANS AND OBJECTIVES. THESE FACTORS INCLUDE, AMONG OTHERS, THE FACTORS SET FORTH BELOW UNDER THE HEADING "RISK FACTORS." ALTHOUGH WE BELIEVE THAT THE EXPECTATIONS REFLECTED IN THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, WE CANNOT GUARANTEE FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS. MOST OF THESE FACTORS ARE DIFFICULT TO PREDICT ACCURATELY AND ARE GENERALLY BEYOND OUR CONTROL. WE ARE UNDER NO OBLIGATION TO PUBLICLY UPDATE ANY OF THE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-KSB, UNLESS ANOTHER DATE IS STATED, ARE TO MARCH 31, 2007. AS USED HEREIN, THE "COMPANY," "GOLDMOUNTAIN," "WE," "US," "OUR" AND WORDS OF SIMILAR MEANING REFER TO GOLDMOUNTAIN EXPLORATION CORPORATION.

ITEM 1. DESCRIPTION OF BUSINESS

BUSINESS HISTORY

We were incorporated in Nevada on November 3, 2004, as Konigsberg Corporation, however we subsequently changed our name to GoldMountain Exploration Corporation, as described below.

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

As a result of the Closing, Mr. Cegielski obtained majority voting control over the Company, as the 40,000,000 shares which he purchased constituted 51.5% of the Company's then outstanding shares of common stock based on 77,600,000 shares of common stock outstanding as of March 27, 2006 (the "Change in Control").

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

Forward Stock Split

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

As a result of the filing of the Certificate and Correction thereto, we now have 400,000,000 shares of common stock authorized, $0.001 par value, and 100,000,000 shares of preferred stock authorized, $0.001 par value per share. Unless otherwise stated, all shares amounts used in this 10-KSB are reflected in post Forward Stock Split amounts.

Name Change

At our annual meeting of shareholders held on May 10, 2007, our Chief Executive Officer, Director and majority shareholder, Adam Cegielski, re-elected himself as a Director of the Company, ratified the appointment of Telford Sadovnick, P.L.L.C., as our Certified Public Accountant for the 2007 fiscal year, and approved the filing of a Certificate of Amendment to our Articles of Incorporation with the Secretary of State of Nevada to change our name to “GoldMountain Exploration Corporation” (the “Amendment”).

Mr. Cegielski, held 40,000,000 shares of our common stock, representing 50.2% of our outstanding common stock as of the record date of the annual meeting, March 29, 2007 (the “Record Date”), based on 79,657,168 shares of common stock outstanding as of the Record Date. Notice of the annual meeting was sent to all shareholders of record as of the Record Date on or about April 9, 2007.

On May 16, 2007, we filed the Amendment with the Secretary of State of Nevada, which Amendment became effective immediately with the State of Nevada, but which effectiveness was delayed by approximately ten (10) days due to our requirement to provide NASD notice of our name change. As a result, our name change to GoldMountain Exploration Corporation became effective with the Over-The-Counter Bulletin Board on May 29, 2007, when our trading symbol changed to “GMEX.”

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

On May 31, 2006, we and West Timmins (at that time still known as Sydney) entered into an Option Agreement regarding our ability to earn up to a 75% interest in the joint venture interest in the Yoquivo Property (the "Option Agreement" and the “Option”).

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

i)	$25,000 within five days of signing of the Letter of Intent, which we have paid as of the date of this filing,

ii)	an additional $75,000 within 30 days of signing the Letter of Intent, which we have paid as of the date of this filing, and

iii)	an additional $100,000 within 90 days of signing the Option Agreement, which we have paid to date.

B.	Our issuing 1,000,000 shares of restricted common stock:

i)	500,000 shares of common stock within 30 days of signing the Letter of Intent, which we have issued as of the date of this filing, and

ii)	An additional 500,000 shares of common stock within 12 months of signing of the Letter of Intent, which shares have been issued as of the date of this filing.

C.	Our completing the following cumulative exploration expenditures on the Yoquivo Property totaling $1,000,000 over a 24 month period, including:

i)	$250,000 in cumulative exploration expenditures within the first 6 months after signing the Letter of Intent, which amount has been paid to date;

ii)
$600,000 in cumulative exploration expenditures within 12 months of signing the Letter of Intent, which date has been extended until June 30, 2007, pursuant to the Second Extension Letter, described below, which payments have not been made to date, and which payments we are in default of, and

iii)	$1,000,000 in cumulative exploration expenditures within 24 months of signing the Letter of Intent.

On January 29, 2007, due to delays in the drilling program, West Timmons sent us a letter extending the date we were required to complete the $250,000 funding (as described above under Section C(i)), to February 28, 2007, due to certain delays in connection with the exploration of the Yoquivo Property (the “First Extension Letter”). The $250,000 in funding due by the revised February 28, 2007 date was subsequently paid to West Timmons and we did not default under our obligations under Section C(i) of the Option Agreement.

On May 31, 2007, due to the slow pace of the drilling program, West Timmons sent us another letter extending the date we were required to complete the $600,000 in cumulative funding by (as described above under Section C(ii) above), to June 30, 2007 (the “Second Extension Letter”).

We have paid approximately $275,000 towards exploration expenditures on the Yoquivo Property as of the date of this filing. We were required to pay at least an additional approximately $325,000 towards exploration expenditures by June 30, 2007 (for a total of $600,000), which payments were not made as of June 30, 2007, and have not been made to date, and as such we are in default of such required payments to West Timmons and the Option Agreement. We hope to raise an additional $1,000,000 in financing through the sale of securities subsequent to the filing of this report, of which there can be no assurance. In the event we raise the $1,000,000 in additional funding after we file this report, we will pay West Timmons the $325,000 in additional exploration expenditures at that time.

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

Development Activities in The Yoquivo Property

We agreed pursuant to the Option Agreement to expend $1,000,000 in cumulative exploration activities on the Yoquivo Property over a twenty-four (24) month period, of which approximately $275,000 has been expended to date and approximately $325,000 was due to West Timmons by June 30, 2007, pursuant to the Second Extension Letter, which payments were not made by June 30, 2007, and which we are in default of.

The goals of the initial phase of exploration include evaluating the structural setting of minerals which are found in the property and to find certain drilling targets to be tested as part of Phase 2 of the exploration program.

Phase 1 of the exploration program on the Yoquivo Property, which was started during the 1st week of August 2006, and which has been completed to date, included the following:

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

Phase II of our exploration of the Yoquivo Property will include drill testing of the property which is currently ongoing.

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

As of the filing of this report, two diamond drill holes have been completed on the Yoquivo Property, from which three samples were drawn. The results of those diamond drill holes and samples are summarized in the table below:

Hole	From	To	Interval(1)	Gold	Silver
No.	(Meters Down Hole)	(Meters Down Hole)	Meters	g/t(2)	g/t
Y07-01	41.10	41.80	0.70	2.18	289.00
Y07-01	185.75	188.40	2.65	0.41	32.68
Y07-02	102.00	114.00	12.00	0.15	40.18
(1) Intervals are interpreted to represent 115-120% of true thicknesses.
(2) Grams per ton.

Geochemical results reported herein are from halved drill cores collected from the Company’s Yoquivo Property. Core sampling is conducted on site by trained personnel and sealed samples are transported to ALS-Chemex’s preparation facilities in Chihuahua, Mexico by employees of the consulting firm Minera Cascabel S.A. de C. V. on behalf of West Timmins. The remaining half of the drill core is stored in a secure facility on the project site.

All samples were assayed for gold and/or silver by standard fire assay Inductively Coupled Plasma -(ICP) finish with a 50 gram charge. Samples additionally underwent 34 element Inductively Coupled Plasma-Mass Spectrometry (ICP-MS) analysis. Gold values in excess of 3.00 g/t (grams per ton) were re-analyzed by fire assay with gravimetric finish for greater accuracy. Silver, zinc, copper and lead values in excess of 100 parts per million (ppm), were also repeated by fire assay. For quality control purposes, blank and analytical control standards were inserted into the sample sequence at regular intervals, and no discrepancies were reported.

As of the filing of this report, we have spent approximately $275,000 on the exploration program on the Yoquivo Property, and were required to expend an additional $325,000 prior to June 30, 2007, pursuant to the terms of the Second Extension Letter, which amount has not been paid to date, and which payments we are therefore in default of. We hope to raise approximately $1,000,000 subsequent to the filing of this report through the private placement of units consisting of shares of common stock and warrants to purchase shares of our common stock, of which there can be no assurance.

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

Research And Development Expenditures

We have not incurred any research expenditures since our incorporation. We previously expended $5,000 on our now abandoned exploration program on our prior Nanaimo, British Columbia claims, which have since expired and which we have since abandoned and approximately $275,000 in exploration expenditures on our Yoquivo Property joint venture project, described in greater detail above.

Subsidiaries

Konigsberg Explorations Inc., a British Columbia corporation, is our sole wholly owned subsidiary, which we anticipate dissolving shortly after the filing of our Report on Form 10-KSB for the period ending March 31, 2007. All of our operations are currently conducted through Konigsberg Explorations Inc. All references in this Annual Report to "us," the "Company," "we," "Konigsberg," or words of similar meeting include the operations of Konigsberg Explorations Inc., unless otherwise stated or the context suggests otherwise.

Patents And Trademarks

We do not own, either legally or beneficially, any patent or trademark.

ITEM 2. DESCRIPTION OF PROPERTY

OFFICE SPACE

We rent approximately 1,200 square feet of office space at 70 East Beaver Creek Road, in Richmond Hill, Ontario. The term of our lease on the office space is from September 1, 2006 until August 31, 2007. During the term of the lease agreement, we agreed to pay approximately US $980 for each month of the lease term. We also agreed to pay approximately US $235 upon the expiration of the lease agreement to the landlord for normal wear and tear on the office space.

YOQUIVO PROPERTY

We have entered into an Option Agreement with Sydney to earn up to a 75% interest in the mineral interests in the Yoquivo Property.

LOCATION AND MEANS OF ACCESS TO THE PROPERTY:

The Yoquivo mining district is located at the headwaters of the Mayo River in the northern part of the Sierra Madre Occidental mountain range, approximately 30 miles west of San Juanito, Chihuahua, Mexico. Mining districts surrounding the Yoquivo Property include the mining district of Ocampo approximately 22 miles to the northwest; the mining district of Candame approximately 19 miles west and the mining district of Maguarichic approximately 15 miles to the south.

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

In the mid 1970's Cia Minera La Rastra, S.A., drove a tunnel approximately 1,000 feet parallel to the caved areas on the San Francisco Vein, in order to access 1) exposed vein intersections in the interior of the mine, 2) mineral ores; and 3) construct drill pads for testing the San Francisco vein at depth. After making five unsuccessful drill holes, the company withdrew from the area.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our annual meeting of shareholders held on May 10, 2007, our Chief Executive Officer, Director and majority shareholder, Alex Cegielski, re-elected himself as a Director of the Company, ratified the appointment of Telford Sadovnick, P.L.L.C., as our independent auditors for the 2007 fiscal year, and approved the filing of a Certificate of Amendment to our Articles of Incorporation with the Secretary of State of Nevada to change our name to “GoldMountain Exploration Corporation” (the “Amendment”).

Mr. Cegielski, held 40,000,000 shares of our common stock, representing 50.2% of our outstanding common stock as of the record date of the annual meeting, March 29, 2007 (the “Record Date”), based on 79,657,168 shares of common stock outstanding as of the Record Date. Notice of the annual meeting was sent to all shareholders of record as of the Record Date on or about April 9, 2007.

On May 16, 2007, we filed the Amendment with the Secretary of State of Nevada, which Amendment became effective immediately with the State of Nevada, but which effectiveness was delayed by approximately ten (10) days due to our requirement to provide NASD notice of our name change. As a result, our name change to GoldMountain Exploration Corporation became effective with the Over-The-Counter Bulletin Board on May 29, 2007, when our trading symbol changed to “GMEX.”

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock, $.001 par value per share, has traded on the over-the-counter Bulletin Board (the "OTCBB") under the symbol “GMEX” since May 29, 2007. From April 25, 2006 until May 25, 2007, our common stock traded under the symbol "KGBC," and prior to April 25, 2006, our common stock traded under the symbol "KNBG."

The following table sets forth the high and low bid prices for our common stock for the periods indicated as reported on the OTCBB. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Quarter Ended:	High Bid:	Low Bid:

March 31, 2007	$0.3000	$0.1400
December 31, 2006	$0.4350	$0.1100
September 30, 2006	$0.9400	$0.2200
June 30, 2006(1)	$1.0800	$0.0625

March 31, 2006*(1)	$0.0625	$0.0625

* We had limited trading in our stock during the quarter ended March 31, 2006.

(1) We filed a Certificate of Change Pursuant to Nevada Revised Statutes 78.209 ("Certificate") to our Articles of Incorporation with the Secretary of State of Nevada, which became effective April 25, 2006, to affect a forward stock split. The Certificate affected a 4:1 forward stock split, effective for shareholders of record as of April 25, 2006, which forward split also affected our authorized common stock (the "Forward Split"). As a result of the filing of the Certificate, our authorized common stock was increased to 400,000,000 shares of common stock, par value $.001 per share. The high and low bid prices above retroactively reflect the Forward Split.

General

Our authorized capital stock consists of 400,000,000 shares of common stock, with a par value of $0.001 per share, and 100,000,000 shares of preferred stock, with a par value of $0.001 per share. As of June 12, 2007, there were 81,027,167 shares of our common stock outstanding (which includes 1,166,666 shares of common stock which were sold in March 2007 and 203,333 shares of common stock which were sold in June 2007, which shares have not been physically issued to date), which shares were held of record by approximately thirty-five (35) shareholders and no shares of preferred stock issued or outstanding.

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

Subject to any preferential rights of any outstanding series of preferred stock created by our board of directors from time to time, the holders of shares of our common stock will be entitled to such cash dividends as may be declared from time to time by our board of directors from funds available. See "Dividend Policy".

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

RECENT SALES OF UNREGISTERED SECURITIES

On March 15, 2007, we sold 1,000,000 units, each consisting of one share of common stock and one two year Class A Warrant to purchase one share of common stock at an exercise price of $0.20 per share to entity for aggregate consideration of $150,000, or $0.15 per unit. We have not issued the 1,000,000 shares of common stock to the entity as of the date of this filing; however, we have agreed to issue such shares, and have therefore included such shares in the number of issued and outstanding shares disclosed throughout this filing. We claim an exemption from registration afforded by Regulation S of the Act ("Regulation S") for the above issuance since the issuance was made to a non-U.S. person (as defined under Rule 902 section (k)(2)(i) of Regulation S), pursuant to an offshore transaction, and no directed selling efforts were made in the United States by us, a distributor, any respective affiliates, or any person acting on behalf of any of the foregoing.

In March 2007, we sold 166,666 units, each consisting of one share of common stock and one two year Class A Warrant to purchase one share of common stock at an exercise price of $0.20 per share to entity for aggregate consideration of $25,000, or $0.15 per unit. We have not issued the 166,000 shares of common stock to the entity as of the date of this filing; however, we have agreed to issue such shares, and have therefore included such shares in the number of issued and outstanding shares disclosed throughout this filing. We claim an exemption from registration afforded by Regulation S for the above issuance since the issuance was made to a non-U.S. person (as defined under Rule 902 section (k)(2)(i) of Regulation S), pursuant to an offshore transaction, and no directed selling efforts were made in the United States by us, a distributor, any respective affiliates, or any person acting on behalf of any of the foregoing.

In June 2007, we sold 50,000 units, each consisting of one share of common stock and one two year Class A Warrant to purchase one share of common stock at an exercise price of $0.20 per share to an individual for aggregate consideration of $7,500, or $0.15 per unit. We have not issued the 50,000 shares of common stock to the individual as of the date of this filing; however, we have agreed to issue such shares, and have therefore included such shares in the number of issued and outstanding shares disclosed throughout this filing. We claim an exemption from registration afforded by Regulation S of the Act ("Regulation S") for the above issuance since the issuance was made to a non-U.S. person (as defined under Rule 902 section (k)(2)(i) of Regulation S), pursuant to an offshore transaction, and no directed selling efforts were made in the United States by us, a distributor, any respective affiliates, or any person acting on behalf of any of the foregoing.

In June 2007, we sold 53,333 units, each consisting of one share of common stock and one two year Class A Warrant to purchase one share of common stock at an exercise price of $0.20 per share to an individual for aggregate consideration of $8,000, or $0.15 per unit. We have not issued the 50,000 shares of common stock to the individual as of the date of this filing; however, we have agreed to issue such shares, and have therefore included such shares in the number of issued and outstanding shares disclosed throughout this filing. We claim an exemption from registration afforded by Regulation S of the Act ("Regulation S") for the above issuance since the issuance was made to a non-U.S. person (as defined under Rule 902 section (k)(2)(i) of Regulation S), pursuant to an offshore transaction, and no directed selling efforts were made in the United States by us, a distributor, any respective affiliates, or any person acting on behalf of any of the foregoing.

In June 2007, we sold 100,000 units, each consisting of one share of common stock and one two year Class A Warrant to purchase one share of common stock at an exercise price of $0.20 per share to an individual for aggregate consideration of $15,000, or $0.15 per unit. We have not issued the 50,000 shares of common stock to the individual as of the date of this filing; however, we have agreed to issue such shares, and have therefore included such shares in the number of issued and outstanding shares disclosed throughout this filing. We claim an exemption from registration afforded by Regulation S of the Act ("Regulation S") for the above issuance since the issuance was made to a non-U.S. person (as defined under Rule 902 section (k)(2)(i) of Regulation S), pursuant to an offshore transaction, and no directed selling efforts were made in the United States by us, a distributor, any respective affiliates, or any person acting on behalf of any of the foregoing.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

PLAN OF OPERATIONS

As stated above, moving forward, we plan to focus all of our resources on earning an interest in the Yoquivo Property through our Option Agreement and joint venture with West Timmins (described above).

We currently believe that we will be able to continue our business operations for at least the next ninety days with the current cash on hand that we had as of the filing of this report, if no additional funding is raised. We plan to raise additional funding subsequent to the filing of this report from the sale of common stock to offshore investors and/or through loans from our existing shareholders, of which there can be no assurance. We anticipate the need for approximately $1,000,000 to maintain our operations for the next twelve months and complete the anticipated exploration activities on the Yoquivo Property.

RESULTS OF OPERATIONS FOR THE FISCAL YEAR ENDED MARCH 31, 2007 COMPARED TO THE FISCAL YEAR ENDED MARCH 31, 2006

We did not generate any revenues for the fiscal year ended March 31, 2007 or 2006, and have not generated any revenues to date.

We had total expenses of $684,878 for the fiscal year ended March 31, 2007, compared to total expenses of $72,280 for the fiscal year ended March 31, 2006, an increase in total expenses of $612,598 from the prior period.

The main reasons for the increase in expenses was a $361,106 increase in mineral exploration costs to $375,895 for the year ended March 31, 2007, compared to $14,789 for the year ended March 31, 2006; and a $28,627 increase in mineral acquisition costs, to $28,627 for the year ended March 31, 2007, compared to $0 for the year ended March 31, 2006, in connection with fees paid to West Timmons in connection with the acquisition of our interests in connection with the Option (defined above) Additionally contributing to the increase in expenses for the year ended March 31, 2007, compared to the year ended March 31, 2006, was a $49,924 increase in office and sundry expenses to $58,917 for the year ended March 31, 2007, compared to $8,993 for the year ended March 31, 2006 in connection with the rental of our office space and the purchase of an office computer, an increase of $82,374 or 167% in professional fees to $131,699 for the year ended March 31, 2007, from $49,325 for the year ended March 31, 2006, associated with fees paid to our legal counsel in connection with the preparation of our various SEC filings, including our quarterly reports and reports on Form 8-K, and our accountant in connection with the audit and review of our financial statements, and a decrease in gain on foreign exchange, to a loss on foreign exchange of $578 for the year ended March 31, 2007, compared to a gain on foreign exchange of $827 for the year ended March 31, 2006, a $1,405 or 169.9% decrease on gain on foreign exchange from the prior period.

We also had a consulting expense of $43,662, which was mainly in connection with fees paid to our Chief Executive Officer, Adam Cegielski; and a stock accretion expense of $45,500 in connection with warrants issued in connection with the sale of units consisting of common stock and warrants during the year ended March 31, 2007, for the year ended March 31, 2007, which expenses were not present during the year ended March 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

We had $1,080,126 in total assets, which consisted of total current assets of $20,126 and non-current assets, consisting solely of mineral properties in connection with our Option with West Timmons, of $1,060,000 as of March 31, 2007. Total current assets as of March 31, 2007 included $17,096 of cash and $3,030 of prepaid expenses.

We had total liabilities consisting solely of current liabilities of $29,798 as of March 31, 2007, which consisted of accounts payable and accrued liabilities.

We had negative working capital of $9,602 and a deficit accumulated during the exploration stage of $768,472 as of March 31, 2007.

We also had $25,000 of stock subscription received as of March 31, 2007, in connection with a subscription for 166,666 units, each consisting of one share of common stock and one two year Class A Warrant to purchase one share of common stock at an exercise price of $0.20 per share, which was made by an entity in March 2007, for aggregate consideration of $25,000, or $0.15 per unit, which shares had not been issued as of March 31, 2007, and have not been issued to date.

We had $214,475 of cash used in operating activities for the year ended March 31, 2007, which was mainly due to $684,878 of net loss offset by $28,627 of mineral acquisition costs, $375,895 of mineral exploration costs and $45,500 of stock accretion expense in connection with the sale of certain warrants in connection with the sale of units consisting of shares of common stock and warrants during the year ended March 31, 2007, which are described in greater detail above.

We had $809,300 of net cash provided by financing activities for the year ended March 31, 2007, which included share capital issued for cash of $784,300 and share subscriptions received of $25,000 in connection with an aggregate of 183,334 shares of common stock sold to various offshore investors in April 2006 for aggregate consideration of $110,000 (or $0.06 per share); 448,000 shares of common stock sold to offshore investors in June 2006, for aggregate consideration of $268,800 (or $0.60 per share); an aggregate of 425,834 shares of common stock sold to two offshore investors in August and September 2006, for aggregate consideration of $255,500 (or $0.60 per share); and share subscriptions received of $175,000 in connection with 1,166,666 shares of common stock sold to two offshore investors in March 2007, for aggregate consideration of $175,000 (or $0.15 per share), which shares have not been issued to date.

We had net cash used in investing activities of $604,522 for the year ended March 31, 2007, which included $375,895 of mineral exploration costs, $200,000 of acquisition of mineral property and $28,627 of mineral acquisition costs.

We currently believe that we will be able to continue our business operations for at least the next ninety days with the cash on hand that we had as of the filing of this report, if no additional funding is raised.

We have paid approximately $275,000 towards exploration expenditures on the Yoquivo Property as of the date of this filing. We were required to pay at least an additional approximately $325,000 towards exploration expenditures by June 30, 2007 (for a total of $600,000), which payments were not made as of June 30, 2007, and have not been made to date, and as such we are in default of such required payments to West Timmons and the Option Agreement. We hope to raise an additional $1,000,000 in financing through the sale of securities subsequent to the filing of this report, of which there can be no assurance. In the event we raise the $1,000,000 in additional funding after we file this report, we will pay West Timmons the $325,000 in additional exploration expenditures at that time.

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

Our business and the value of our common stock are subject to the following Risk Factors:

We May Not Be Able To Continue Our Business Plan And Exploration Activities Without Additional Financing.

We depend to a great degree on the ability to attract external financing in order to conduct future exploratory activities. We are currently funded solely by our shareholders and through sales of our securities and we believe that we can continue our business operations for at least the next ninety days with the cash we had on hand as of the filing of this report, however we plan to raise additional funds subsequent to the filing of this report through private placements of our common stock and/or through shareholder loans, of which there can be no assurance. If we are unable to raise the additional funds required for planned exploration and extraction activities, which we do not currently have funds to pay, we may be forced to abandon our current business plan and/or we will not be able to earn our First Option with West Timmins (as described above). If you invest in us and we are unable to raise the required funds, your investment could become worthless.

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

We Are Currently In Default of the Payments Which Are Required Pursuant to the Option Agreement.

We have paid approximately $275,000 towards exploration expenditures on the Yoquivo Property, pursuant to the Option Agreement as of the date of this filing. We were required to pay at least an additional approximately $325,000 towards exploration expenditures by June 30, 2007 (for a total of $600,000), which payments were not made as of June 30, 2007, and have not been made to date, and as such we are in default of such required payments to West Timmons and the Option Agreement. Because of our failure to make the required payments as provided by the Option Agreement when due, West Timmons may terminate the Option Agreement, by providing us thirty (30) days written notice of our default (which has not been received to date) and thereafter provide us notice of such termination, if we are unable to cure our default within thirty (30) days of the date such notice is given. If West Timmons provides us written notice of our default in required payments, and we are unable to cure such default within thirty (30) days from the date such notice is given, West Timmons can terminate the Option Agreement, and all of our payments and stock issuances to West Timmons, will be retained by them, and we will lose any and all rights to the Option Agreement or the Yoquivo Property. If this were to happen, the value our common stock would likely become worthless, and we could be forced to abandon our business plan and/or all our business operations.

We Lack An Operating History Which You Can Use To Evaluate Us, Making Any Investment In Our Company Risky.

We lack an operating history which investors can use to evaluate our previous earnings, as we were only incorporated in November 2004, and have not generated any revenues to date. Therefore, an investment in us is risky because we have no business history and it is hard to predict what the outcome of our business operations will be in the future.

We May Not Find Any Commercial Quantities Of Minerals In The Future, And May Not Generate Any Profits, Which May Force Us To Curtail Our Business Plan.

As an exploration stage company, we have no revenues or profits to date and our deficit accumulated during our exploration stage as of March 31, 2007, was $768,472. We had negative working capital of $9,602 as of March 31, 2007. We are currently being funded by existing shareholders and anticipate being able to continue our business operations for approximately the next ninety days with the cash on hand we had as of the filing of this report, and plan to raise additional funding subsequent to the filing of this report. However, if we do not begin exploration and/or do not have enough money to continue exploration activities it is likely that we will never generate any revenues. Additionally, if we are unsuccessful in mining attempts we may choose to attempt in the future, it is likely that we will never generate any revenues. Additionally, the exploration of minerals is highly speculative, and if throughout our mineral exploration we do not find commercial quantities of minerals, we will likely be forced to curtail or abandon our business plan. If this happens, you could lose your investment in us. If we are unable to generate profits, we will be forced to rely on external financing, of which there is no guarantee, to continue with our business plan.

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

Adam R. Cegielski, Our Sole Director And Officer Can Vote An Aggregate Of 48.7% Of Our Common Stock And Can Therefore Exercise Significant Control Over Corporate Decisions Including The Appointment Of New Directors.

Adam R. Cegielski, our sole Director and officer can vote an aggregate of 40,000,000 shares or approximately 48.7% of our outstanding Common Stock. Accordingly, Mr. Cegielski will exercise significant control in determining the outcome of all corporate transactions or other matters, including the election of directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. Any investors who purchase shares will be minority shareholders and as such will have little to no say in the direction of the Company and the election of Directors. Additionally, it will be difficult if not impossible for investors to remove Mr. Cegielski as a Director of the Company, which will mean he will remain in control of who serves as officers of the Company as well as whether any changes are made in the Board of Directors. As a potential investor in the Company, you should keep in mind that even if you own shares of the Company's Common Stock and wish to vote them at annual or special shareholder meetings, your shares will likely have little effect on the outcome of corporate decisions.

We Will Be Subject To Numerous Risks If We Commence Mining Operations, Of Which There Can Be No Assurance.

The mineral exploration and mining business is competitive in all of its phases. We currently have no mining operations of any kind, however we are currently in the process of conducting diamond drilling through our Joint Venture with West Timmins. If we do commence mining activities in the future, we will be subject to numerous risks, including:

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

There Is Uncertainty As To An Investors Ability To Enforce Civil Liabilities Both In And Outside Of The United States Due To The Fact That Our Sole Officer And Director And Assets Are Not Located In The United States.

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

We May Not Be Able To Earn Our First Or Second Option With West Timmins Pursuant To The Option Agreement.

In June 2006, we entered into an Option Agreement with West Timmins to earn up to a 75% interest in the Yoquivo Property (as defined and described below). In order to earn the interest of the Yoquivo Property, we were required to pay $600,000 during the twelve months following our entry into the Option Agreement (i.e. prior to June 2007), which date has been extended to June 30, 2007, pursuant to the Second Extension Letter (described above). To date approximately $575,000 has been expended on exploration activities by us, and approximately $325,000 was due to West Timmons by June 30, 2007, which payment was not made and which payment we are in default of (see “We Are Currently In Default of the Payments Which Are Required Pursuant to the Option Agreement,” above). Additionally, prior to the twenty-fourth month anniversary of our entry into the Option Agreement (i.e. prior to June 2008), we are required to expend at least $1,000,000 in cumulative expenditures. We can provide no assurance that we will be able to raise the additional capital needed to pay these amounts and/or earn our interest in the property on favorable terms, if at all. If we are unable to raise the capital required to earn the interest in the Yoquivo Property, our current expenditures towards such Option Agreement will be forfeited and we could be forced to abandon or curtail our current business plan. If this were to happen, the value of our common stock could become worthless.

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

We Previously Granted An Aggregate Of 300,000 Warrants To Purchase Shares Of Our Common Stock In November And December 2006, Which Warrants Have Been Cancelled By Us, But Which Shareholders May Still Request Us To Honor In The Future.

In November and December 2006, we granted 300,000 Warrants to two individuals in consideration for consulting services rendered, at an exercise price of $0.35 per share.  We subsequently took action to amend those Warrants and have since unilaterally cancelled such Warrants; however, those prior Warrant holders may require us to honor the terms of the prior Warrant grants in the future. If that were to happen, we may be required to issue additional shares of common stock and/or expend additional resources in connection with litigation and/or disputes regarding such Warrants and shares issuable in connection therewith and/or the restatement of the financial statements contained herein in connection with such prior Warrant grants.  As a result, if such Warrant holders attempt to enforce the Warrants which have been rescinded by us, our results of operations could be adversely affected, and we could be forced to curtail our business plans, and as a result, any investment in us could become worthless.

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

Pursuant to our Articles of Incorporation, we have 400,000,000 shares of Common Stock and 100,000,000 shares of preferred stock ("Preferred Stock") authorized. As of June 12, 2007, we had 81,027,167 shares of our common stock outstanding, which includes 1,166,666 shares of common stock which were sold in March 2007 and 203,333 shares of common stock which were sold in June 2007, which shares have not been physically issued to date. As of June 12, 2007, - 0 - shares of Preferred Stock were issued and outstanding. As a result, our Board of Directors has the ability to issue a large number of additional shares of Common Stock without shareholder approval, which if issued could cause substantial dilution to our then shareholders. Additionally, shares of Preferred Stock may be issued by our Board of Directors without shareholder approval with voting powers, and such preferences and relative, participating, optional or other special rights and powers as determined by our Board of Directors, which may be greater than our Common Stock. As a result, shares of Preferred Stock may be issued by our Board of Directors which cause the holders to have super majority voting power over our shares, provide the holders of the Preferred Stock the right to convert the shares of Preferred Stock they hold into shares of our Common Stock, which may cause substantial dilution to our then Common Stock shareholders and/or have other rights and preferences greater than those of our Common Stock shareholders. Investors should keep in mind that the Board of Directors has the authority to issue additional shares of Common Stock and Preferred Stock, which could cause substantial dilution to our existing shareholders. Additionally, the dilutive effect of any Preferred Stock, which we may issue may be exacerbated given the fact that such Preferred Stock may have super majority voting rights and/or other rights or preferences which could provide the preferred shareholders with voting control over us subsequent to this offering and/or provide those holders the power to prevent or cause a change in control. As a result, the issuance of shares of Common Stock and/or Preferred Stock, may cause the value of our securities to decrease and/or become worthless.

We Have Yet To Attain Profitable Operations And Because We Will Need Additional Financing To Fund Our Exploration Activities, Our Accountants Believe There Is Substantial Doubt About Our Ability To Continue As A Going Concern.

We have incurred a net loss of $684,878 for the year ended March 31, 2007, had an accumulated deficit of $768,472 as of March 31, 2007, and have generated no revenues to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our mineral claims. These factors raise substantial doubt that we will be able to continue as a going concern. Telford Sadovnick, P.L.L.C., our independent auditors, have expressed substantial doubt about our  ability to continue as a going concern given our recurring losses from operations, which are described in the first risk factor above. This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital, we will not be able to implement our exploration program which requires significant funding past the second phase, as a result we may have to liquidate our business and stockholders may lose their investment. Investors should consider our auditor's comments when determining if an investment in us is suitable.

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

We May Conduct Further Offerings In The Future In Which Case Stockholders Holdings Will Be Diluted.

We completed offerings of 35,200,000 and 2,400,000 shares of our common stock at a price of $0.0025 per share to investors on February 28, 2005 and April 14, 2005, respectively. Additionally, we sold 183,334 shares of our or common stock to two offshore investors in April 2006, 448,000 shares of our common stock to three offshore investors in June 2006, at a price of $0.60 per share, and an aggregate of 425,834 shares of our common stock to two offshore investors in August and September 2006, at a price of $0.60 per share. More recently, we sold 1,166,666 units consisting of one share of common stock and one warrant to purchase one share of our common stock for $0.20 per share for aggregate consideration of $175,000 or $0.15 per unit in March 2007, and 203,333 units for aggregate consideration of $30,500 or $0.15 per unit in June 2007. Since our inception we have relied on such equity sales of our common stock to fund our operations. We may conduct further equity and/or debt offerings in the future to finance our current projects or to finance subsequent projects that we decide to undertake. If common stock is issued in return for additional funds, the price per share could be lower than that paid by our current stockholders. We anticipate continuing to rely on equity sales of our common stock or debt offerings in order to fund our business operations. If we issue additional stock, each stockholder's percentage interest in us will be lower. This condition is often referred to as "dilution". The result of this could reduce the value of your stock.

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

There is currently a limited, sporadic, and illiquid market for our common stock, which Market we anticipate remaining limited, sporadic, and illiquid.

We currently anticipate that the market for our common stock will remain limited, sporadic, and illiquid until such time as we generate significant revenues, if ever, and that the market for our common stock will be subject to wide fluctuations in response to several factors, including, but not limited to:

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

[Remainder of Page Left Intentionally Blank.]

ITEM 7. FINANCIAL STATEMENTS
PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying audited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

As used in this Annual Report, the terms "we", "us", "our", and “Konigsberg” mean Konigsberg Corporation and its subsidiary, unless otherwise indicated. All dollar amounts in this Annual Report are in U.S. dollars unless otherwise stated.

KONIGSBERG CORPORATION
(An Exploration Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007 AND 2006

(Stated in U.S. Dollars)

KONIGSBERG CORPORATION
(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

(Stated in U.S. Dollars)

	MARCH 31,	MARCH 31,
	2007	2006

ASSET
Current
Cash	$17,096	$26,793
Prepaid expenses	3,030	245
	20,126	27,038
Non-Current
Mineral properties	1,060,000	0
	$1,080,126	$27,038

LIABILITIES

Current
Accounts payable and accrued liabilities	$29,798	$6,632

STOCKHOLDERS’ EQUITY

Share Capital
Authorized:
400,000,000 common voting shares with a par value of
$0.001 per share
100,000,000 preferred shares with a par value of
$0.001 per share

Issued and outstanding:
80,657,168 common shares at March 31, 2007
and 77,600,000 common shares at March 31, 2006	80,657	77,600

Additional Paid-In Capital	1,713,143	26,400

Stock Subscriptions Received	25,000	0

Deficit Accumulated During The Exploration Stage	(768,472)	(83,594)
	1,050,328	20,406

	$1,080,126	$27,038

The accompanying notes are an integral part of these consolidated financial statements.

KONIGSBERG CORPORATION
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Stated in U.S. Dollars)

			PERIOD FROM
			INCEPTION
			NOVEMBER 3,
			2004 TO
	MARCH 31,	MARCH 31,	MARCH 31,
	2007	2006	2007

Revenue	$-	$-	$-

Expenses
Consulting fees	43,662	-	43,662
Mineral acquisition costs	28,627	-	28,627
Mineral exploration costs	375,895	14,789	390,684
Loss (gain) on foreign exchange	578	(827)	(249)
Office and sundry	58,917	8,993	69,800
Professional fees	131,699	49,325	186,948
Stock accretion expense	45,500	-	45,500
Write down of mineral property interest	-	-	3,500
	684,878	72,280	768,472

Net Loss For The Period	$(684,878)	$(72,280)	$(768,472)

Basic And Diluted Loss Per Share	$(0.01)	$(0.00)

Weighted Average Number of Common Shares Outstanding	78,839,477	77,600,000

The accompanying notes are an integral part of these consolidated financial statements.

KONIGSBERG CORPORATION
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in U.S. Dollars)

			PERIOD FROM
			INCEPTION
			NOVEMBER 3,
			2004 TO
	MARCH 31,	MARCH 31,	MARCH 31,
	2007	2006	2007
Cash provided by (used in)
Operating Activities
Net loss for the period	$(684,878)	$(72,280)	$(768,472)

Item not involving cash:
Stock accretion expense	45,500	-	45,500

Changes in non-cash working capital items:
Write down of mineral property interest	-	-	3,500
Mineral acquisition costs	28,627	-	28,627
Mineral exploration costs	375,895	14,789	390,684
Prepaid expenses	(2,785)	4,056	(3,030)
Accounts payable and accrued liabilities	23,166	4,124	29,798
	(214,475)	(49,311)	(273,393)

Financing Activities
Share capital issued for cash	784,300	6,000	888,300
Share subscriptions received	25,000	-	25,000
	809,300	6,000	913,300

Investing Activities
Additions to mineral property interest	-	-	(3,500)
Acquisition of mineral property	(200,000)		(200,000)
Mineral acquisition costs	(28,627)	-	(28,627)
Mineral exploration costs	(375,895)	(14,789)	(390,684)
	(604,522)	(14,789)	(622,811)

(Decrease) Increase In Cash	(9,697)	(58,100)	17,096

Cash, Beginning Of Period	26,793	84,893	-

Cash, End Of Period	$17,096	$26,793	$17,096

Non-cash investing and financing activities
Common stock issued for property acquisition	$860,000	-	-

Supplemental disclosure of cash flow information
Cash paid during the period for:

Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

KONIGSBERG CORPORATION
(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

PERIOD FROM NOVEMBER 3, 2004 (INCEPTION) TO MARCH 31, 2007

(Stated in U.S. Dollars)

	COMMON STOCK				DEFICIT
					ACCUMULATED
			ADDITIONAL	STOCK	DURING THE
			PAID-IN	SUBSCRIPTIONS	EXPLORATION
	SHARES	AMOUNT	CAPITAL	RECEIVED	STAGE	TOTAL

Balance, November 3, 2004
(Date of inception)	-	$-	$-	$-	$-	$-
Shares issued for cash
November 3, 2004 at
$0.00025	40,000,000	40,000	(30,000)	-	-	10,000
February 28, 2005 at
$0.0025	35,200,000	35,200	52,800	-	-	88,000
Net loss for the period	-	-	-	-	(11,314)	(11,314)
Balance, March 31, 2005	75,200,000	75,200	22,800	-	(11,314)	86,686

Shares issued for cash:
April 14, 2005 at
$0.0025	2,400,000	2,400	3,600	-	-	6,000
Net loss for the year	-	-	-	-	(72,280)	(72,280)
Balance, March 31, 2006	77,600,000	77,600	26,400	-	(83,594)	20,406

Shares issued for cash:
April 21, 2006
at $0.60	100,000	100	59,900	-	-	60,000
April 28, 2006
at $0.60	83,334	83	49,917	-	-	50,000
August 1, 2006
at $0.60	21,000	21	12,579	-	-	12,600
August 1, 2006
at $0.60	10,000	10	5,990	-	-	6,000
August 1, 2006
at $0.60	417,000	417	249,783	-	-	250,200
February 6, 2007
at $0.60	80,000	80	47,920	-	-	48,000
February 6, 2007
at $0.60	345,834	346	207,154	-	-	207,500
March 19, 2007
at $0.15	1,000,000	1,000	149,000	-	-	150,000
Shares issued for property:
May 11, 2006
at $1.00	500,000	500	499,500	-	-	500,000
September 12, 2006
at $0.72	500,000	500	359,500	-	-	360,000
Shares subscribed for cash:
March 26, 2007
at $0.15		-	-	25,000	-	25,000
Stock accretion expense			45,500			45,500
Net loss for the period	-	-	-	-	(684,878)	(684,878)
Balance, March 31, 2007	80,657,168	$80,657	$1,713,143	$25,000	$(768,472)	$1,050,328

The accompanying notes are an integral part of these consolidated financial statements.

KONIGSBERG CORPORATION
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007

(Stated in U.S. Dollars)

1.	NATURE AND CONTINUANCE OF OPERATIONS

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

These consolidated financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $768,472 since inception and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependant upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has plans to seek additional capital through a private placement and public offering of its common stock. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

b)	Exploration Stage Enterprise

The Company’s financial statements are prepared using the accrual method of accounting and according to the provisions of Statement of Financial Accounting Standards No. 7 (“SFAS 7”), “Accounting and Reporting for Development Stage Enterprises,” as it devotes substantially all of its efforts to acquiring and exploring mineral properties. Until such properties are acquired and developed, the Company will continue to prepare its consolidated financial statements and related disclosures in accordance with entities in the exploration stage.

c)	Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars.

KONIGSBERG CORPORATION
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007

(Stated in U.S. Dollars)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

d)	Use of Estimates and Assumptions

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

e)	Mineral Property Acquisition Payments and Exploration Costs

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

KONIGSBERG CORPORATION
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007

(Stated in U.S. Dollars)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

f)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with FASB Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share”. SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

g)	Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at March 31, 2007 and 2006, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

h)	Financial Instruments

The carrying value of cash and accounts payable and accrued liabilities approximate their fair value because of the short maturity of these instruments. The Company’s operations are in Canada and virtually all of its assets and liabilities are giving rise to significant exposure to market risks from changes in foreign currency rates. The Company’s financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

i)	Income Taxes

The Company uses the asset and liability method of accounting for income taxes in accordance with SFAS No. 109 - “Accounting for Income Taxes”. This standard requires the use of an asset and liability approach for financial accounting and reporting on income taxes. If it is more likely than not that some portion of all of a deferred tax asset will not be realized, a valuation allowance is recognized.

j)	Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Transactions in Canadian dollars are translated into US dollars as follows:

i.	Monetary items at the rate prevailing at the balance sheet date;

ii.	Non-monetary items at the rate historical exchange rate;

iii.	Revenue and expense at the average rate in effect during the applicable accounting period.

Gains and losses on translation are recorded in the Statement of Operations.

KONIGSBERG CORPORATION
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007

(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

k)	Environmental Costs

Environmental expenditures that relate to current operations are charged to operations or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are charged to operations. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the earliest of completion of a feasibility study or the Company’s commitments to plan of action based on the then known facts.

l)  Asset Retirement Obligations

The Company has adopted Statement of Financial Accounting Standards No. 143 (“SFAS 143”), “Accounting for Asset Retirement Obligations”, which requires that asset retirement obligations (“ARO”) associated with the retirement of a tangible long-lived asset, including natural gas and oil properties, be recognized as liabilities in the period in which it is incurred and becomes determinable, with an offsetting increase in the carrying amount of the associated assets. The cost of tangible long-lived assets, including the initially recognized ARO, is depleted, such that the cost of the ARO is recognized over the useful life of the assets. The ARO is recorded at fair value, and accretion expense is recognized over time as the discounted are accreted to the expected settlement value. The fair value of the ARO is measured using expected future cash flow, discounted at the Company’s credit-adjusted risk-free interest rate.

3.	RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115”. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this Statement is not expected to have a material effect on the Company's financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB No. 108 is not expected to have a material effect on the Company's future reported financial position or results of operations.

KONIGSBERG CORPORATION
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007

(Stated in U.S. Dollars)

3.	RECENT ACCOUNTING PRONOUNCEMENTS (continued)

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This Statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this Statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Integration No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This Statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this Statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

KONIGSBERG CORPORATION
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007

(Stated in U.S. Dollars)

3.	RECENT ACCOUNTING PRONOUNCEMENTS (continued)

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this Statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

4.	MINERAL PROPERTIES

a)	Nanaimo Properties

Pursuant to mineral property agreement dated November 3, 2004, the Company purchased a 100% undivided right, title and interest in four mineral claims in an area known as the Nanaimo Lakes claims in the Nanaimo Mining Division for cash payment of US$3,500 (paid November 4, 2004).

On November 29, 2005, two of the Company’s four mineral claims in the Nanaimo Lakes Mining District were forfeited. On November 18, 2006 and December 10, 2006, the Company’s two remaining claims in the Nanaimo Lakes Mining District were forfeited. The Company no longer holds title to these claims as of the forfeiture date.

b)	Yoquivo Properties

On May 31, 2006, the Company entered into an option agreement with Sydney Resource Corporation (“Sydney”), whereby the Company was granted an option to acquire up to 75% undivided right, title and interest in and to a series of six mineral concessions located in the State of Sonora, Mexico, and collectively referred to as the “Yoquivo Property”. Pursuant to the agreement the Company exercised the option by adhering to the terms of the option agreement to acquire an undivided 50% right, title and interest in the “Yoquivo Property” by investing an amount of $200,000 in cash and $500,000 in common shares. The Company has the following commitments in the terms and conditions of the option agreement:

i)	Issuing an additional 500,000 shares of the Company’s common stock to Sydney within 12 months upon signing the letter of intent dated April 10, 2006, which were issued in September 2006;

ii)	Completing the following cumulative exploration expenditures totaling $1,850,000 over 24 months as defined below:

1.	Incurring $250,000 in cumulative exploration expenditures on the Property within 6 months of the date of the option agreement;

2.	Incurring $600,000 in cumulative exploration expenditures on the Yoquivo Property within 12 months of the date of the option agreement;

3.	Incurring $1,000,000 in cumulative exploration expenditures on the Yoquivo Property within 24 months of the date of the option agreement.

KONIGSBERG CORPORATION
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007

(Stated in U.S. Dollars)

4.	MINERAL PROPERTIES (continued)

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

KONIGSBERG CORPORATION
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007

(Stated in U.S. Dollars)

5. SHARE CAPITAL (continued)

On August 1, 2006, the Company received $12,600 for 21,000 common shares at $0.60 per share.

On August 1, 2006, the Company received $6,000 for 10,000 common shares at $0.60 per share.

On August 1, 2006, the Company received $250,200 for 417,000 common shares at $0.60 per share.

On September 12, 2006, the Company issued 500,000 common shares at $0.72 as mandated by the option agreement with the optioner for deemed value of $360,000.

On February 6, 2007, the Company received $48,000 for 80,000 common shares at $0.60 per share.

On February 6, 2007, the Company received $207,500 for 345,834 common shares at $0.60 per share.

On March 19, 2007, the Company received $150,000 for 1,000,000 common shares at $0.15 per share.

On March 26, 2007, the Company received $25,000 for 166,666 common shares at $0.15 per share.

6.	WARRANTS

The following is a summary of the warrant activity during the years ended March 31, 2007 and 2006:

	2007		2006

	Number	Average	Number	Average
	Of	Exercise	Of	Exercise
	Warrants	Price	Warrants	Price

Outstanding, beginning of year	-	$-	-	$-

Granted	1,000,000	0.20	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Outstanding, end of year	1,000,000	$0.20	-	$-

Compensation costs attributable to the issuance of share purchase warrants to employees, directors or consultants, is measured at fair value at the date of issuance of the warrant and expensed with a corresponding increase to additional paid up capital at the time of issuance of the warrants. Upon exercise of the warrant, consideration paid by the warrant holder is recorded as an increase to share capital and additional paid-in capital.

KONIGSBERG CORPORATION
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007

(Stated in U.S. Dollars)

6. WARRANTS (continued)

During the year, the Company issued an aggregate of 1,000,000 warrants as a result of the private placements completed. The total fair value of the 1,000,000 warrants issued based on the Black-Scholes option pricing model was $45,500. Since the warrants vested immediately the Company recognized $45,500 as stock accretion expense in respect of these issuances.

The weighted average assumptions used in calculating the fair value of warrants issued during the year ended March 31, 2007 using the Black-Scholes option pricing model are as follows:

2007

Risk-free interest rate	4.34%
Expected life of the warrant	2 years
Expected volatility	45.88%
Expected dividend yield	-

7.	RELATED PARTIES

During the year ended March 31, 2007, the Company paid $40,578 (2006: $0) for consulting fees to a director of the Company. Amounts paid to related parties are based on exchange amounts agreed upon by those related parties.

8.	COMMITMENTS AND CONTRACTUAL OBLIGATIONS

The Company is committed to minimum monthly lease payments of $1,050 on its occupied premises until August 31, 2007. Rental of occupied premises is exclusive of realty taxes and other occupancy cost.

9.	INCOME TAXES

The provision for income taxes differs from the result which would be obtained by applying the statutory income tax rate of 34% (2006: 34%) to income before income taxes. The difference results from the following items:

	2007	2006
Computed expected (benefit of) income taxes	$(232,859)	$(24,575)
Increase in valuation allowance	232,859	24,575
Income tax provision	$-	$-

As of March 31, 2007 and 2006, the Company had net operating loss carry forwards of approximately $314,950 and $65,305 respectively, which expire through to 2027.

KONIGSBERG CORPORATION
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007

(Stated in U.S. Dollars)

9. INCOME TAXES (continued)

Significant components of the Company’s future income tax assets are as follows:

	2007	2006
Operating loss carry forward	$314,950	$65,305
Mineral property expense	3,500	3,500
Exploration expenses	450,022	14,789
	$768,472	$83,594
Statutory tax rate	34%	34%

The Company has incurred operating losses and approximately $314,950 which, if unutilized, will expire through to 2027. Subject to certain restrictions, the Company has mineral property and exploration expenditures of $453,522 available to reduce future taxable income. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been offset by a valuation allowance. The following table lists the fiscal year in which the loss was incurred and the expiration date of the operating loss carry forwards:

	INCOME TAX OPERATING LOSS CARRYFORWARD

	AMOUNT	EXPIRATION DATE

2005	$7,814	2025
2006	57,491	2026
2007	249,645	2027

Total income tax operating loss carry forward	$314,950

10.	SUBSEQUENT EVENTS

a.	On May 16, 2007 the Company effectively amended the name of the company to GoldMountain Exploration Corporation to better reflect its direction.

b.	On May 22, 2007, the Company received $15,000 for 100,000 common shares.

On June 7, 2007, the Company received $8,000 for 53,333 common shares.

On June 8, 2007, the Company received $7,500 for 50,000 common shares.

Each of the above common share issues were issued with one (1) Class A Warrant with an exercise price of $0.20 per share. They expire two (2) years from the date of issue of the common shares as indicated above.

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

(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the last fiscal year and/or up to and including the date of this filing that we believe materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION.

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

OFFICERS AND DIRECTORS:

Our executive officer and director, and his age and positions are as follows:

Name	Age	Position

Adam R. Cegielski	31	Chief Executive Officer, President,
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

It is planned that Mr. Cegielski will continue to provide consulting services through Insight Consulting to other public companies, however he currently only provides services to us and one other company.

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

ITEM 10. EXECUTIVE COMPENSATION.

Executive Compensation:
			Other(1)
			Annual
Name & Principal	Year ended		Compen-		Total
Position	March 31	Salary ($)	sation	Bonus($)	Compensation

Adam R. Cegielski	2007	40,578	--	--	$40,578
CEO, President,	2006(2)	- 0 -	--	--	- 0 -
Principal Accounting Officer,
Treasurer and Secretary

Susan Downing	2006(2)	- 0 -	--	--	- 0 -
CEO, President,	2005	- 0 -	--	--	- 0 -
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

(1) No Executive Officer received any LTIP payouts, Options/SARs, restricted stock awards or bonuses during the years ended 2005, 2006 and 2007, and no salaries are being accrued.

(2) Mr. Cegielski was appointed as the Company's Chief Executive Officer, President, Principal Accounting Officer, Treasurer and Secretary on March 27, 2006, when the  Company's former Chief Executive Officer, President, Principal Accounting Officer, Treasurer and Secretary, Susan Downing, resigned.

COMPENSATION DISCUSSION AND ANALYSIS

Director Compensation

No member of our Board of Directors has ever received any separate compensation other than the salary, if any, that they receive as an executive of the Company; however, the Board of Directors reserves the right in the future to award the members of the Board of Directors cash or stock based consideration for their services to the Company, which awards, if granted shall be in the sole determination of the Board of Directors.

Executive Compensation Philosophy

Our Board of Directors, consisting solely of Mr. Adam Cegielski, determines the compensation given to our executive officers in his sole determination. Our executive compensation program currently consists solely of salary paid to Mr. Cegielski. In addition, although we have not to date, our Board of Directors also reserves the right to shares of common stock issued in consideration for services rendered and/or to award incentive bonuses which are linked to our performance, as well as to the individual executive officer’s performance. This package may also include long-term, stock based compensation to certain executives which is intended to align the performance of our executives with our long-term business strategies. While our Board of Directors has not granted any performance base stock options to date, the Board of Directors reserves the right to grant such options in the future, if the Board in its sole determination believes such grants would be in the best interests of the Company.

Incentive Bonus

The Board of Directors may grant incentive bonuses to our executive officers in its sole discretion, if the Board of Directors believes such bonuses are in the Company’s best interest, after analyzing our current business objectives and growth, if any, and the amount of revenue we are able to generate each month, which revenue is a direct result of the actions and ability of such executives.

As of the date of this filing, no executive officers or Directors hold any outstanding options to purchase shares of common stock in the Company, nor were there any outstanding options to purchase shares in the common stock of the Company as of March 31, 2007 or March 31, 2006.

Long-term, Stock Based Compensation

In order to attract, retain and motivate executive talent necessary to support the Company’s long-term business strategy we may award certain executives with long-term, stock-based compensation in the future, in the sole discretion of our Board of Directors, which we do not currently have any immediate plans to award.

Criteria for Compensation Levels

The Company has always sought to attract and retain qualified executives and employees able to positively contribute to the success of the Company for the benefit of its various stakeholders, the most important of which is its shareholders, but also including its customers, its employees, and the communities in which the Company operates.

The Board of Directors (in establishing compensation levels for the Company’s Chief Executive Officer) and the Company (in establishing compensation levels for other executives, if any) considers many factors, including, but not limited to, the individual’s abilities and performance that results in: the advancement of corporate goals of the Company, execution of the Company’s business strategies, contributions to positive financial results, and contributions to the development of the management team and other employees. An officer must demonstrate his or her ability to deliver results in his or her areas of responsibility, which can include, among other things: business development, efficient management of operations and systems, implementation of appropriate changes and improvements to operations and systems, personnel management, financial management, and strategic decision making. In determining compensation levels, the Board of Directors also considers the experience level of each particular individual.

Compensation levels for executive officers are generally reviewed upon the expiration of such executive’s employment agreements (if any), or annually, but may be reviewed more often as deemed appropriate.

Compensation Philosophy and Strategy

In addition to the “Criteria for Compensation Levels” set forth above, the Company has a “Compensation Philosophy” for all employees of the Company (set forth below), and a “Compensation Strategy for Key Management Personnel” (set forth below), a substantial portion of which also applies to all employees of the Company.

Compensation Philosophy

The Company’s compensation philosophy is as follows:

•
The Company believes that compensation is an integral component of its overall business and human resource strategies. The Company’s compensation plans will strive to promote the hiring and retention of personnel necessary to execute the Company’s business strategies and achieve its business objectives.

•
The Company’s compensation plans will be strategy-focused, competitive, and recognize and reward individual and group contributions and results. The Company’s compensation plans will strive to promote an alignment of the interests of employees with the interests of the shareholders by having a portion of compensation based on financial results and actions that will generate future shareholder value.

•
In order to reward financial performance over time, the Company’s compensation programs generally will consist of base compensation, and may also consist of short-term variable incentives and long-term variable incentives, as appropriate.

•	The Company’s compensation plans will be administered consistently and fairly to promote equal opportunities for the Company’s employees.

Compensation Strategy for Key Management Personnel

The Company’s compensation strategy for its key management personnel is as follows:

•	Total compensation may include base salary and short-term and long-term variable incentives based on annual performance, and long-term variable incentives, in each case, where appropriate.

•	Compensation will be comparable to general and industry-specific compensation practices as practicable.

•
Generally, base compensation, and targeted short and long-term variable compensation, if any, will be established within the range of compensation of similarly situated companies. The Company’s organization size and complexity will be taken into account, and therefore similarly situated companies includes companies of similar size and complexity whether or not such companies are in the Company’s industry or not.

•
When determining compensation for officers and managers, the Company takes into account the employee’s knowledge and experience, including industry specific knowledge and experience, to the extent such knowledge and experience contributes to the Company’s ability to achieve its business objectives.

•	The Company reserves the right to adjust annual base salaries of employees if individual performance is at or above pre-established performance expectations.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information as of June 12, 2007, with respect to the beneficial ownership of the Common Stock by (i) each director, nominee director and officer of the Company, (ii) all directors and officers as a group and (iii) each person known by the Company to own beneficially 5% or more of the Common Stock:

Name and Address of Beneficial Owner	Shares	Percent(1)
Adam R. Cegielski 90 Reynolds St., Oakville, Ontario, Canada, L6J 3K2	40,000,000	48.7%
All of the officers and directors as a group (1 person)	40,000,000	48.7%

(1) Using 81,027,167 shares of our common stock outstanding as of June 12, 2007, which includes 1,166,666 shares of common stock which were sold in March 2007 and 203,333 shares of common stock which were sold in June 2007, which shares have not been physically issued to date.

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

Exhibit No.	Description of Exhibit
3.1(1)	Articles of Incorporation
3.1 (2)	Certificate of Amendment to Articles of Incorporation
3.2(1)	Bylaws, as amended
3.3(3)	Certificate of Change Pursuant to NRS 78.209
3.2(3)	Certificate of Correction to the Company's Articles of Incorporation
10.1(4)	Stock Purchase Agreement between Susan Downing and Adam Cegielski
10.2(5)	Option Agreement with Sydney (which later merged with another entity and is now known as West Timmins Mining Inc.).
10.3(6)	Letter of Extension from West Timmons Mining, Inc. (January 29, 2007)
10.4*	Letter of Extension from West Timmons Mining, Inc. (May 31, 2007)
21.1*	Subsidiaries of the Company
31*	Chief Executive Officer and Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Chief Executive Officer and Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.

(1) Filed as exhibits to our Form SB-2 Registration Statement filed with the Commission on August 15, 2005, and incorporated herein by reference.

(2) Filed as an exhibit to our Report on Form 8-K filed with the Commission on May 29, 2007, and incorporated herein by reference.

(3) Filed as exhibits to our Report on Form 8-K filed with the Commission on April 25, 2006, and incorporated herein by reference.

(4) Filed as an exhibit to our Report on Form 8-K filed with the Commission on March 29, 2006, and incorporated herein by reference.

(5) Filed as an exhibit to our Report on Form 8-K filed with the Commission on June 13, 2006, and incorporated herein by reference.

(6) Filed as an exhibit to our Report on Form 10-QSB, filed with the Commission on February 20, 2007, and incorporated herein by reference.

b) REPORTS ON FORM 8-K

We filed no reports on Form 8-K during the period covered by this report.

We filed a report on Form 8-K on May 29, 2007, to report our filing of a Certificate of Amendment to our Articles of Incorporation with the Secretary of State of Nevada to affect a name change to GoldMountain Exploration Corporation.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed for the fiscal years ended March 31, 2007 and 2006, for professional services rendered by the Company's principal accountant, Telford Sadovnick, PLLC, for the audit and review of the Company's annual and quarterly financial statements and for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements was approximately $21,500 and $10,000, respectively.

Audit Related Fees

None.

Tax Fees

None.

All Other Fees

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDMOUNTAIN EXPLORATION CORPORATION

By: /s/ Adam R. Cegielski
Name: Adam R. Cegielski
Title: Chief Executive Officer and
Principal Financial Officer

Date: July 16, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Adam R. Cegielski	Chief Executive Officer	July 16, 2007
Adam R. Cegielski	President,
Principal Financial
Officer, Secretary,
Treasurer, and Director