Form 10KSB/A
period 2007-03-31
GOLDMOUNTAIN EXPLORATION CORP
filed 2007-07-23
CIK 1326780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A
AMENDMENT NO. 1

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

The Issuer is filing this amended report to include the Report of its Independent Registered Public Accounting Firm; to correct the percentage ownership of its Chief Executive Officer disclosed throughout our prior Form 10-KSB filing; and to correct the amount of negative working capital the Issuer had as of March 31, 2007.

PART I

FORWARD-LOOKING STATEMENTS:

ALL STATEMENTS IN THIS DISCUSSION THAT ARE NOT HISTORICAL ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. STATEMENTS PRECEDED BY, FOLLOWED BY OR THAT OTHERWISE INCLUDE THE WORDS "BELIEVES", "EXPECTS", "ANTICIPATES", "INTENDS", "PROJECTS", "ESTIMATES", "PLANS", "MAY INCREASE", "MAY FLUCTUATE" AND SIMILAR EXPRESSIONS OR FUTURE OR CONDITIONAL VERBS SUCH AS "SHOULD", "WOULD", "MAY" AND "COULD" ARE GENERALLY FORWARD-LOOKING IN NATURE AND NOT HISTORICAL FACTS. THESE FORWARD-LOOKING STATEMENTS WERE BASED ON VARIOUS FACTORS AND WERE DERIVED UTILIZING NUMEROUS IMPORTANT ASSUMPTIONS AND OTHER IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS INCLUDE THE INFORMATION CONCERNING OUR FUTURE FINANCIAL PERFORMANCE, BUSINESS STRATEGY, PROJECTED PLANS AND OBJECTIVES. THESE FACTORS INCLUDE, AMONG OTHERS, THE FACTORS SET FORTH BELOW UNDER THE HEADING "RISK FACTORS." ALTHOUGH WE BELIEVE THAT THE EXPECTATIONS REFLECTED IN THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, WE CANNOT GUARANTEE FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS. MOST OF THESE FACTORS ARE DIFFICULT TO PREDICT ACCURATELY AND ARE GENERALLY BEYOND OUR CONTROL. WE ARE UNDER NO OBLIGATION TO PUBLICLY UPDATE ANY OF THE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-KSB/A, UNLESS ANOTHER DATE IS STATED, ARE TO MARCH 31, 2007. AS USED HEREIN, THE "COMPANY," "GOLDMOUNTAIN," "WE," "US," "OUR" AND WORDS OF SIMILAR MEANING REFER TO GOLDMOUNTAIN EXPLORATION CORPORATION.

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

ii)
$600,000 in cumulative exploration expenditures within 12 months of signing the Letter of Intent, which date has been extended until June 30, 2007, pursuant to the Second Extension Letter, described below, which payments have not been made to date, and which payments we are in default of; and

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

Subsidiaries

Konigsberg Explorations Inc., a British Columbia corporation, is our sole wholly owned subsidiary, which we anticipate dissolving shortly after the filing of our Report on Form 10-KSB for the period ending March 31, 2007. All of our operations are currently conducted through Konigsberg Explorations Inc. All references in this Annual Report to "us," the "Company," "we," "GoldMountain," or words of similar meeting include the operations of Konigsberg Explorations Inc., unless otherwise stated or the context suggests otherwise.

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

We had negative working capital of $9,672 and a deficit accumulated during the exploration stage of $768,472 as of March 31, 2007.

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

As an exploration stage company, we have no revenues or profits to date and our deficit accumulated during our exploration stage as of March 31, 2007, was $768,472. We had negative working capital of $9,672 as of March 31, 2007. We are currently being funded by existing shareholders and anticipate being able to continue our business operations for approximately the next ninety days with the cash on hand we had as of the filing of this report, and plan to raise additional funding subsequent to the filing of this report. However, if we do not begin exploration and/or do not have enough money to continue exploration activities it is likely that we will never generate any revenues. Additionally, if we are unsuccessful in mining attempts we may choose to attempt in the future, it is likely that we will never generate any revenues. Additionally, the exploration of minerals is highly speculative, and if throughout our mineral exploration we do not find commercial quantities of minerals, we will likely be forced to curtail or abandon our business plan. If this happens, you could lose your investment in us. If we are unable to generate profits, we will be forced to rely on external financing, of which there is no guarantee, to continue with our business plan.

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

Adam R. Cegielski, Our Sole Director And Officer Can Vote An Aggregate Of 49.4% Of Our Common Stock And Can Therefore Exercise Significant Control Over Corporate Decisions Including The Appointment Of New Directors.

Adam R. Cegielski, our sole Director and officer can vote an aggregate of 40,000,000 shares or approximately 49.4% of our outstanding Common Stock. Accordingly, Mr. Cegielski will exercise significant control in determining the outcome of all corporate transactions or other matters, including the election of directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. Any investors who purchase shares will be minority shareholders and as such will have little to no say in the direction of the Company and the election of Directors. Additionally, it will be difficult if not impossible for investors to remove Mr. Cegielski as a Director of the Company, which will mean he will remain in control of who serves as officers of the Company as well as whether any changes are made in the Board of Directors. As a potential investor in the Company, you should keep in mind that even if you own shares of the Company's Common Stock and wish to vote them at annual or special shareholder meetings, your shares will likely have little effect on the outcome of corporate decisions.

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
(An Exploration Stage Company)

We have audited the accompanying consolidated balance sheets of Konigsberg Corporation (the “Company”) (an Exploration Stage Company) as at March 31, 2007 and 2006, the related consolidated statements of operations, stockholders’ equity (deficiency) and cash flows for the years then ended and for the period from inception on November 3, 2004 to March 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Konigsberg Corporation (an Exploration Stage Company) as at March 31, 2007 and 2006 and the results of its operations and its cash flows for the years then ended and for the period from inception on November 3, 2004 to March 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses and net cash outflows from operations since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ TELFORD SADOVNICK, P.L.L.C.
CERTIFIED PUBLIC ACCOUNTANTS

Bellingham, Washington
July 23, 2007

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information as of June 12, 2007, with respect to the beneficial ownership of the Common Stock by (i) each director, nominee director and officer of the Company, (ii) all directors and officers as a group and (iii) each person known by the Company to own beneficially 5% or more of the Common Stock:

Name and Address of Beneficial Owner	Shares	Percent(1)
Adam R. Cegielski 90 Reynolds St., Oakville, Ontario, Canada, L6J 3K2	40,000,000	49.4%
All of the officers and directors as a group (1 person)	40,000,000	49.4%

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

Exhibit No.	Description of Exhibit
3.1(1)	Articles of Incorporation
3.1 (2)	Certificate of Amendment to Articles of Incorporation
3.2(1)	Bylaws, as amended
3.3(3)	Certificate of Change Pursuant to NRS 78.209
3.2(3)	Certificate of Correction to the Company's Articles of Incorporation
10.1(4)	Stock Purchase Agreement between Susan Downing and Adam Cegielski
10.2(5)	Option Agreement with Sydney (which later merged with another entity and is now known as West Timmins Mining Inc.).
10.3(6)	Letter of Extension from West Timmons Mining, Inc. (January 29, 2007)
10.4(7)	Letter of Extension from West Timmons Mining, Inc. (May 31, 2007)
21.1*	Subsidiaries of the Company
31*	Chief Executive Officer and Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Chief Executive Officer and Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(7) Filed as an exhibit to our Report on Form 10-KSB, filed with the Commission on July 16, 2007, and incorporated herein by reference.

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

Date: July 23, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Adam R. Cegielski	Chief Executive Officer	July 23, 2007
Adam R. Cegielski	President,
Principal Financial
Officer, Secretary,
Treasurer, and Director