Form 10QSB
period 2007-06-30
GOLDMOUNTAIN EXPLORATION CORP
filed 2007-08-20
CIK 1326780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from  __________________     to   _________________________

Commission file number 000-51594

GOLDMOUNTAIN EXPLORATION CORPORATION
(Exact name of small business issuer as specified in its charter)

Nevada	98-0455906
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

30-70 East Beaver Creek Rd. Richmond Hill, Ontario, Canada L4B 3B2
(Address of principal executive offices)

(905) 882-7044
(Registrant's telephone number)

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

At August 13, 2007, there were 85,977,167 shares of the Registrant’s common stock outstanding, which includes 1,166,666 shares of common stock which were sold in March 2007, 203,333 shares of common stock which were sold in June 2007, and 4,950,000 shares which were sold in July and August 2007, which shares have not been physically issued to date.

Traditional Small Business Disclosure Format.  Yes [   ] No [X]

Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act).  Yes [   ] No [X].

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended June 30, 2007, are not necessarily indicative of the results that can be expected for the year ending March 31, 2008.

As used in this Quarterly Report, the terms "we", "us", "our", and “Konigsberg” mean GoldMountain Exploration Corporation and its subsidiary, unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

GOLDMOUNTAIN EXPLORATION CORPORATION

(An Exploration Stage Company)

FIRST QUARTER CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007

(Unaudited)

(Stated in U.S. Dollars)

GOLDMOUNTAIN EXPLORATION CORPORATION

(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Stated in U.S. Dollars)

	JUNE 30,	MARCH 31,
	2007	2007

ASSETS
Current
Cash	$335	$17,096
Prepaid expenses	-	3,030
Total Current Assets	335	20,126

Non-Current
Mineral properties	1,060,000	1,060,000
TOTAL ASSETS	$1,060,335	$1,080,126

LIABILITIES

Current
Accounts payable and accrued liabilities	$31,177	$29,798

STOCKHOLDERS’ EQUITY

Share Capital
Authorized:
400,000,000 common voting shares with a par value of
$0.001 per share
100,000,000 preferred shares with a par value of
$0.001 per share

Issued and outstanding:
81,027,168 common shares at June 30, 2007
and 80,657,168 common shares at March 31, 2007	81,027	80,657

Additional Paid-In Capital	1,807,273	1,713,143

Stock Subscriptions Received	-	25,000

Deficit Accumulated During The Exploration Stage	(859,142)	(768,472)
Total Shareholder’s Equity	1,029,158	1,050,328

TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$1,060,335	$1,080,126

The accompanying notes are an integral part of these consolidated financial statements.

GOLDMOUNTAIN EXPLORATION CORPORATION

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Stated in U.S. Dollars)

			PERIOD FROM
	THREE	THREE	INCEPTION
	MONTHS	MONTHS	NOVEMBER 3,
	ENDED	ENDED	2004 TO
	JUNE 30,	JUNE 30,	JUNE 30,
	2007	2006	2007
		(Reclassified)

Revenue	$-	$-	$-

Operating Expenses
Consulting fees	12,685	9,778	56,347
Mineral acquisition costs	-	-	28,627
Mineral exploration costs	-	-	390,684
Loss (gain) on foreign exchange	(125)	(53)	(374)
Office and sundry	9,209	9,531	79,009
Professional fees	14,901	42,266	201,849
Write down of mineral property interest	-	-	3,500
	36,670	61,522	759,642

Net Operating Loss for The Period	(36,670)	(61,522)	(759,642)

Other Income (Loss)
Stock accretion expense	(54,000)	-	(99,500)

Net Loss For The Period	$(90,670)	$(61,522)	$(859,142)

Basic And Diluted Loss Per Share	$-	$-

Weighted Average Number of CommonShares Outstanding	80,808,413	78,015,568

The accompanying notes are an integral part of these consolidated financial statements.

GOLDMOUNTAIN EXPLORATION CORPORATION

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Stated in U.S. Dollars)

	THREE	THREE	PERIOD FROM
	MONTHS	MONTHS	INCEPTION
	ENDED	ENDED	NOVEMBER 3,
	JUNE 30,	JUNE 30,	2004 TO
	2007	2006	JUNE 30,
		(Reclassified)	2007
Cash provided by (used in)
Operating Activities
Net loss for the period	$(90,670)	$(61,522)	$(859,142)

Item not involving cash:
Stock accretion expense	54,000	-	99,500

Changes in non-cash working capital items:
Write down of mineral property interest	-	-	3,500
Mineral acquisition costs	-	-	28,627
Mineral exploration costs	-	-	390,684
Prepaid expenses	3,030	245	-
Accounts payable and accrued liabilities	1,379	29,894	31,177
	(32,261)	(31,383)	(305,654)

Financing Activities
Share capital issued for cash	40,500	110,000	928,800
Share subscriptions received	(25,000)	-	-
	15,500	110,000	928,800

Investing Activities
Additions to mineral property interest	-	-	(3,500)
Acquisition of mineral property	-	(100,000)	(200,000)
Mineral acquisition costs	-	-	(28,627)
Mineral exploration costs	-	-	(390,684)
	-	(100,000)	(622,811)

(Decrease) Increase In Cash	(16,761)	(21,383)	335

Cash, Beginning Of Period	17,096	26,793	-

Cash, End Of Period	$335	$5,410	$335

Non-cash investing and financing activities
Common stock issued for property acquisition	$860,000	500,000	-

Supplemental disclosure of cash flow information
Cash paid during the period for:

Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

GOLDMOUNTAIN EXPLORATION CORPORATION

(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

PERIOD FROM NOVEMBER 3, 2004 (INCEPTION) TO JUNE 30, 2007

(Unaudited)

(Stated in U.S. Dollars)

					DEFICIT
	COMMON STOCK				ACCUMULATED
			ADDITIONAL	STOCK	DURING THE
			PAID-IN	SUBSCRIPTIONS	EXPLORATION
	SHARES	AMOUNT	CAPITAL	RECEIVED	STAGE	TOTAL

Balance, November 3, 2004
(Date of inception)	-	$-	$-	$-	$-	$-
Shares issued for cash
November 3, 2004 at
$0.00025	40,000,000	40,000	(30,000)	-	-	10,000
February 28, 2005 at
$0.0025	35,200,000	35,200	52,800	-	-	88,000
Net loss for the period	-	-	-	-	(11,314)	(11,314)
Balance, March 31, 2005	75,200,000	75,200	22,800	-	(11,314)	86,686

Shares issued for cash:
April 14, 2005 at
$0.0025	2,400,000	2,400	3,600	-	-	6,000
Net loss for the year	-	-	-	-	(72,280)	(72,280)
Balance, March 31, 2006	77,600,000	77,600	26,400	-	(83,594)	20,406

Shares issued for cash:
April 21, 2006
$ at 0.60	100,000	100	59,900	-	-	60,000
April 28, 2006
$ at 0.60	83,334	83	49,917	-	-	50,000
August 1, 2006
$ at 0.60	21,000	21	12,579	-	-	12,600
August 1, 2006
$ at 0.60	10,000	10	5,990	-	-	6,000
August 1, 2006
$ at 0.60	417,000	417	249,783	-	-	250,200
February 6, 2007
$ at 0.60	80,000	80	47,920	-	-	48,000
February 6, 2007
$ at 0.60	345,834	346	207,154	-	-	207,500
March 19, 2007
$ at 0.15	1,000,000	1,000	149,000	-	-	150,000
Shares issued for property:
May 11, 2006
$ at 1.00	500,000	500	499,500	-	-	500,000
September 12, 2006
$ at 0.72	500,000	500	359,500	-	-	360,000
Shares subscribed for cash:
March 26, 2007
$ at 0.15		-	-	25,000	-	25,000
Stock accretion expense			45,500			45,500
Net loss for the period	-	-	-	-	(684,878)	(684,878)
Balance, March 31, 2007	80,657,168	80,657	1,713,143	25,000	(768,472)	1,050,328
Shares issued for cash:
May 18, 2007	166,667	167	24,833	(25,000)	-	-
$ at 0.15
May 22, 2007	100,000	100	14,900	-	-	15,000
$ at 0.15
June 7, 2007	53,333	53	7,947	-	-	8,000
$ at 0.15
June 8, 2007	50,000	50	7,450	-	-	7,500
$ at 0.15
Stock accretion expense	-	-	54,000	-	-	54,000
Finder’s fee			(15,000)			(15,000)
Net loss for the period	-	-	-	-	(90,670)	(90,670)
Balance, June 30, 2007	81,027,168	$81,027	$(1,807,273)	$-	$(859,142)	$1,029,158

The accompanying notes are an integral part of these consolidated financial statements.

GOLDMOUNTAIN EXPLORATION CORPORATION

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007

(Unaudited)

(Stated in U.S. Dollars)

1.	BASIS OF PRESENTATION

The unaudited consolidated financial information furnished herein reflects all adjustments which, in the opinion of management, are necessary to fairly state the Company’s consolidated financial position and the results of its operations for the periods presented.  These first quarter consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes hereto included in the Company’s Form 10-KSB for the fiscal year ended March 31, 2007.  The Company assumes that the users of the interim consolidated financial information herein have read, or have access to, the audited consolidated financial statements for the preceding fiscal year, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context.  Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10-KSB for the fiscal year ended March 31, 2007, has been omitted.  The results of operations for the three month period ended June 30, 2007 are not necessarily indicative for the entire year ending March 31, 2008.

2.	NATURE AND CONTINUANCE OF OPERATIONS

The Company was incorporated in the State of Nevada on November 3, 2004 as Konigsberg Corporation.  On May 16, 2007, The Company changed its name to GoldMountain Exploration Corporation.  The Company is an Exploration Stage Company as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7.  The Company has acquired a mineral property located in the Nanaimo Mining Division, British Columbia, Canada, and has not yet determined whether this property contains reserves that are economically recoverable.  The recoverability of property expenditures will be dependent upon the discovery of economically recoverable reserves, confirmation of the Company’s interest in the underlying property, the ability of the Company to obtain necessary financing to satisfy the expenditure requirements under the property agreement and upon future profitable productions or proceeds for the sale thereof.

These consolidated financial statements have been prepared on a going concern basis.  The Company has incurred losses since inception resulting in an accumulated deficit of $859,142 since inception and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  Its ability to continue as a going concern is dependant upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management has plans to seek additional capital through a private placement and public offering of its common stock.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

GOLDMOUNTAIN EXPLORATION CORPORATION

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007

(Unaudited)

(Stated in U.S. Dollars)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The consolidated financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

a)	Consolidation

These consolidated financial statements include the accounts of the Company and its wholly owned British Columbia subsidiary, GoldMountain Explorations Inc.  All significant intercompany transactions have been eliminated.

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

GOLDMOUNTAIN EXPLORATION CORPORATION

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007

(Unaudited)

(Stated in U.S. Dollars)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

f)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with FASB Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share”.  SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement.  Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period.  Diluted EPS give effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the converted method.  In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants.  Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

g)	Financial Instruments

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

GOLDMOUNTAIN EXPLORATION CORPORATION

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007

(Unaudited)

(Stated in U.S. Dollars)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

h) Income Taxes

       The Company uses the asset and liability method of accounting for income taxes in accordance with SFAS No. 109 – “Accounting for Income Taxes”.  This standard requires the use of an asset and liability approach for financial accounting and reporting on income taxes.  If it is more likely than not that some portion of all of a deferred tax asset will not be realized, a valuation allowance is recognized.

i) Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Transactions in Canadian dollars are restated in US dollars as follows:

i. Monetary items at the rate prevailing at the balance sheet date;

ii. Non-monetary items at the rate historical exchange rate;

iii. Revenue and expense at the average rate in effect during the applicable accounting period.

Gains and losses on restatement are recorded in the Statement of Operations.

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

l) Asset Retirement Obligations

       The Company has adopted Statement of Financial Accounting Standards No. 143 (“SFAS 143”), “Accounting for Asset Retirement Obligations”, which requires that asset retirement obligations (“ARO”) associated with the retirement of a tangible long-lived asset, including natural gas and oil properties, be recognized as liabilities in the period in which it is incurred and becomes determinable, with an offsetting increase in the carrying amount of the associated assets. The cost of tangible long-lived assets, including the initially recognized ARO, is depleted, such that the cost of the ARO is recognized over the useful life of the assets. The ARO is recorded at fair value. The fair value of the ARO is measured using expected future cash flow, discounted at the Company’s credit-adjusted risk-free interest rate.

GOLDMOUNTAIN EXPLORATION CORPORATION

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007

(Unaudited)

(Stated in U.S. Dollars)

4.	MINERAL PROPERTIES

Yoquivo Properties

On May 31, 2006, the Company entered into an option agreement with Sydney Resource Corporation (“Sydney”), whereby the Company was granted an option to acquire up to 75% undivided right, title and interest in and to a series of six mineral concessions located in the State of Sonora, Mexico, and collectively referred to as the “Yoquivo Property”.  Pursuant to the agreement the Company exercised the option by adhering to the terms of the option agreement to acquire an undivided 50% right, title and interest in the “Yoquivo Property” by investing an amount of $200,000 in cash and issuing 500,000 shares of common shares.  These shares were valued at $1.00 per share in accordance with the fair market value of the stock on the date of issuance.  The Company has the following commitments in the terms and conditions of the option agreement:

i)
Issuing an additional 500,000 shares of the Company’s common stock to Sydney within 12 months upon signing the letter of intent dated April 10, 2006, which were issued in September 2006 and priced in accordance with the fair market value of the stock on the date of issuance;

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

GOLDMOUNTAIN EXPLORATION CORPORATION

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007

(Unaudited)

(Stated in U.S. Dollars)

4.	MINERAL PROPERTIES (continued)

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

GOLDMOUNTAIN EXPLORATION CORPORATION

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007

(Unaudited)

(Stated in U.S. Dollars)

6.	WARRANTS

The following is a summary of the warrant activity during the quarter ended June 30, 2007:

	June 30, 2007

	Number	Average
	Of	Exercise
	Warrants	Price

Outstanding, beginning of quarter	1,000,000	$ 0.20

Granted	369,999	0.20
Exercised-	-	-
Expired-	-	-
Outstanding, end of quarter	1,369,999	$ 0.20

Compensation costs attributable to the issuance of share purchase warrants to employees, directors or consultants, is measured at fair value at the date of issuance of the warrant and expensed with a corresponding increase to additional Paid-In Capital at the time of issuance of the warrants.  Upon exercise of the warrant, consideration paid by the warrant holder is recorded as an increase to share capital and additional Paid-In Capital.

During the quarter, the Company issued an aggregate of 369,999 warrants as a result of the private placements completed.  The total fair value of the 369,999 warrants issued based on the Black-Scholes option pricing model was $54,000. Since the warrants vested immediately the Company recognized $54,000 as stock accretion expense in respect of these issuances.

The weighted average assumptions used in calculating the fair value of warrants issued during the quarter ended June 30, 2007 using the Black-Scholes option pricing model are as follows:

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

CERTAIN STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-QSB (THIS "FORM 10-QSB"), CONSTITUTE "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (COLLECTIVELY, THE "REFORM ACT"). CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES", "EXPECTS", "MAY", "SHOULD", OR "ANTICIPATES", OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF GOLDMOUNTAIN EXPLORATION CORPORATION ("KONIGSBERG", "THE COMPANY", "WE", "US" OR "OUR") TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-QSB, UNLESS ANOTHER DATE IS STATED, ARE TO JUNE 30, 2007.

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

As a result of the filing of the Certificate and Correction thereto, we now have 400,000,000 shares of common stock authorized, $0.001 par value, and 100,000,000 shares of preferred stock authorized, $0.001 par value per share. Unless otherwise stated, all shares amounts used in this 10-QSB are reflected in post Forward Stock Split amounts.

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

ii)
    $600,000 in cumulative exploration expenditures within 12 months of signing the Letter of Intent, which date was extended until June 30, 2007, pursuant to the Second Extension Letter, described below, which payments were not made as of June, 30, 2007, but which amount had been paid as of July 28, 2007; and

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
We were required to pay at least an additional approximately $325,000 towards exploration expenditures by June 30, 2007 (for a total of $600,000), which payments were not made as of June 30, 2007.
Those payments were made to West Timmins on or around July 28, 2007, and as such, we do not believe that we are in default of the Option Agreement.

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

Development Activities in The Yoquivo Property

We agreed pursuant to the Option Agreement to expend $1,000,000 in cumulative exploration activities on the Yoquivo Property over a twenty-four (24) month period, of which approximately $275,000 had been paid as of June 30, 2007, and approximately $600,000 has been paid as of the date of this filing.

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

Research And Development Expenditures

We have not incurred any research expenditures since our incorporation. We previously expended $5,000 on our now abandoned exploration program on our prior Nanaimo, British Columbia claims, which have since expired and which we have since abandoned and approximately $600,000 in exploration expenditures on our Yoquivo Property joint venture project, described in greater detail above.

Subsidiaries

Konigsberg Explorations Inc., a British Columbia corporation, is our sole wholly owned subsidiary, which we anticipate dissolving during the quarter ended September 30, 2007, of which there can be no assurance. All of our operations, other than our Joint Venture with West Timmins are currently conducted through Konigsberg Explorations Inc. All references in this quarterly Report to "us," the "Company," "we," "GoldMountain," or words of similar meeting include the operations of Konigsberg Explorations Inc., unless otherwise stated or the context suggests otherwise.

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

COMPARISON OF OPERATING RESULTS

THREE MONTHS ENDED JUNE 30, 2007 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2006

We have not generated any revenues since our incorporation in November 2004.

We had total expenses of $36,670 for the three months ended June 30, 2007, compared to total expenses of $61,522 for the three months ended June 30, 2006, a decrease in expenses of $24,852 or 40.4% from the prior period. The main reason for the decrease in expenses, was due to a $27,365 or 64.7% decrease in professional fees for the three months ended June 30, 2007, compared to the three months ended June 30, 2006, in connection with the fact that our expenses during the three months ended June 30, 2006, included certain one-time setup and startup fees, which fees were not represented during the three months ended June 30, 2007, a $322 or 3.4% decrease in office and sundry expense to $9,209 for the three months ended June 30, 2007, compared to $9,531 for the three months ended June 30, 2006, in connection with the rental of our office space and the purchase of certain office supplies; and a $72 or 135.8% increase on gain of foreign exchange, to a gain of $125 for the three months ended June 30, 2007, compared to a gain of $53 for the three months ended June 30, 2006; which was offset by a $2,907 or 29.7% increase in consulting fees to $12,685 for the three months ended June 30, 2007, compared to $9,778 for the three months ended June 30, 2006, in connection with increased fees paid to our Chief Executive Officer, Adam Cegielski, in consideration for services provided to us by Mr. Cegielski in connection with his efforts to raise funds for our Joint Venture.

Professional fees for the three months ended June 30, 2006 and 2007 were mainly associated with fees paid to our legal counsel in connection with the preparation of our various SEC filings and our accountant in connection with the review of our interim financial statements and the drafting and filing of our Form 8-K filings.

We had net operating loss for the three months ended June 30, 2007 of $36,670, compared to a net operating loss for the three months ended June 30, 2006 of $61,522, a decrease in net operating loss of $24,852 or 40.4% from the prior period.

We had other loss of $54,000 for the three months ended June 30, 2007, in connection with warrants issued in connection with the sale of units consisting of common stock and warrants during the three months ended June 30, 2007, which other loss was not represented during the three months ended June 30, 2006.

Net loss for three months ended June 30, 2007 was $90,670, compared to a net loss of $61,522 for the three months ended June 30, 2006, an increase in net loss of $29,148 or 47.4% from the prior period. The increase in net loss was mainly due to the $54,000 of stock accretion expense for the three months ended June 30, 2007, which expense was not represented during the three months ended June 30, 2006, offset by the $27,365 decrease in professional fees for the three months ended June 30, 2007, compared to the three months ended June 30, 2006.

LIQUIDITY AND CAPITAL RESOURCES

We had total assets of $1,060,335 as of June 30, 2007, which included current assets consisting solely of cash of $335 and non-current assets consisting of mineral properties of $1,060,000 in connection with our investment in the Joint Venture with West Timmins.

We had total liabilities, consisting solely of total current liabilities of $31,177 as of June 30, 2007, which consisted solely of accounts payable and accrued liabilities.

We had negative working capital of $30,842 as of June 30, 2007. We had a deficit accumulated during the exploration stage of $859,142 as of June 30, 2007.

We had $32,261 in cash used in operating activities for the three months ended June 30, 2007, which included $90,670 of net loss, offset by $54,000 of stock accretion expense, $3,030 of prepaid expenses, and $1,379 of accounts payable and accrued liabilities.

We had $15,500 of cash provided by financing activities for the three months ended June 30, 2007, which related to $40,500 of share capital issued for cash and $25,000 of share subscriptions received, in connection with a subscription for 166,666 units, each consisting of one share of common stock and one two year Class A Warrant to purchase one share of common stock at an exercise price of $0.20 per share, which was made by an entity in March 2007, for aggregate consideration of $25,000, or $0.15 per unit, which shares had not been issued as of June 30, 2007, and have not been issued to date.

We currently believe that we will be able to continue our business operations for at least the next ninety days with the cash on hand that we had as of the filing of this report, if no additional funding is raised.

We had paid approximately $275,000 towards exploration expenditures on the Yoquivo Property as of  June 30, 2007. We were required to pay at least an additional approximately $325,000 towards exploration expenditures by June 30, 2007 (for a total of $600,000), which payments were not made as of June 30, 2007, but which payments have been made to date and as such we are currently not in default of the required payments to West Timmons and the Option Agreement.

On or about July 20, 2007, we sold 150,000, units, each consisting of one share of common stock, one two year Class A Warrant to purchase one share of our common stock at $0.15 per share, and one two year Class B Warrant to purchase one share of our common stock at $0.30 per share (the “July 2007 Units”) to an individual for aggregate consideration of $15,000, or $0.10 per unit.

On or about July 22, 2007, we sold 500,000 July 2007 Units to an individual, for aggregate consideration of $50,000, or $0.10 per unit.

On or about July 25, 2007, we sold Coach Capital, LLC 3,000,000 July 2007 Units for aggregate consideration of $300,000, or $0.10 per unit.

On or about July 27, 2007, we sold Epsom Investments 300,000 July 2007 Units for aggregate consideration of $30,000 or $0.10 per unit.

On or around July 28, 2007, we paid approximately $325,000 of the amount raised by us through the July 2007 fundings to West Timmons in satisfaction of amounts owed to West Timmins pursuant to the Option Agreement described above.

On or about August 8, 2007, we sold Epsom Investments 1,000,000 July 2007 Units for aggregate consideration of $100,000 or $0.10 per unit.

All of the above warrant transactions will be recorded at Fair Market Value, using the Black Scholes valuation method.

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

As an exploration stage company, we have no revenues or profits to date and our deficit accumulated during our exploration stage as of June 30, 2007, was $859,142. We had negative working capital of $30,842 as of June 30, 2007. We are currently being funded by existing shareholders and anticipate being able to continue our business operations for approximately the next ninety days with the cash on hand we had as of the filing of this report, and plan to raise additional funding subsequent to the filing of this report. However, if we do not begin exploration and/or do not have enough money to continue exploration activities it is likely that we will never generate any revenues. Additionally, if we are unsuccessful in mining attempts we may choose to attempt in the future, it is likely that we will never generate any revenues. Additionally, the exploration of minerals is highly speculative, and if throughout our mineral exploration we do not find commercial quantities of minerals, we will likely be forced to curtail or abandon our business plan. If this happens, you could lose your investment in us. If we are unable to generate profits, we will be forced to rely on external financing, of which there is no guarantee, to continue with our business plan.

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

Adam R. Cegielski, Our Sole Director And Officer Can Vote An Aggregate Of 46.5% Of Our Common Stock And Can Therefore Exercise Significant Control Over Corporate Decisions Including The Appointment Of New Directors.

Adam R. Cegielski, our sole Director and officer can vote an aggregate of 40,000,000 shares or approximately 46.5% of our outstanding Common Stock. Accordingly, Mr. Cegielski will exercise significant control in determining the outcome of all corporate transactions or other matters, including the election of directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. Any investors who purchase shares will be minority shareholders and as such will have little to no say in the direction of the Company and the election of Directors. Additionally, it will be difficult if not impossible for investors to remove Mr. Cegielski as a Director of the Company, which will mean he will remain in control of who serves as officers of the Company as well as whether any changes are made in the Board of Directors. As a potential investor in the Company, you should keep in mind that even if you own shares of the Company's Common Stock and wish to vote them at annual or special shareholder meetings, your shares will likely have little effect on the outcome of corporate decisions.

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

We May Not Be Able To Earn Our First Or Second Option With West Timmins Pursuant To The Option Agreement.

In June 2006, we entered into an Option Agreement with West Timmins to earn up to a 75% interest in the Yoquivo Property (as defined and described below). In order to earn the interest of the Yoquivo Property, we were required to pay $600,000 during the twelve months following our entry into the Option Agreement (i.e. prior to June 2007), which date was extended to June 30, 2007, pursuant to the Second Extension Letter (described above), and although the $600,000 was not paid as of June 30, 2007, the full amount of the $600,000 has been paid to date. Additionally, prior to the twenty-fourth month anniversary of our entry into the Option Agreement (i.e. prior to June 2008), we are required to expend at least $1,000,000 in cumulative expenditures. We can provide no assurance that we will be able to raise the additional capital needed to pay these amounts and/or earn our interest in the property on favorable terms, if at all. If we are unable to raise the capital required to earn the interest in the Yoquivo Property, our current expenditures towards such Option Agreement will be forfeited and we could be forced to abandon or curtail our current business plan. If this were to happen, the value of our common stock could become worthless.

Our Determinations Of Planned Activities And Estimates Of Potential Reserves May Be Inaccurate.

We are currently in the exploration stage. Before we can begin a development project, if ever, we must first determine whether it is economically feasible to do so. This determination is based on estimates of several factors, including:

o	expected recovery rates of metals from the ore;

o	facility and equipment costs;

o	capital and operating costs of a development project;

o	future metals prices;

o	currency exchange and repatriation risks;

o	tax rates;

o	inflation rates;

o	political risks and regulatory climate in Canada and Mexico; and

o	availability of credit.

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

Pursuant to our Articles of Incorporation, we have 400,000,000 shares of Common Stock and 100,000,000 shares of preferred stock ("Preferred Stock") authorized. As of August 13, 2007, we had 85,977,167 shares of our common stock outstanding, which includes 1,166,666 shares of common stock which were sold in March 2007, 203,333 shares of common stock which were sold in June 2007, and 4,950,000 shares which were sold in July and August 2007, which shares have not been physically issued to date. As of August 13, 2007, - 0 - shares of Preferred Stock were issued and outstanding. As a result, our Board of Directors has the ability to issue a large number of additional shares of Common Stock without shareholder approval, which if issued could cause substantial dilution to our then shareholders. Additionally, shares of Preferred Stock may be issued by our Board of Directors without shareholder approval with voting powers, and such preferences and relative, participating, optional or other special rights and powers as determined by our Board of Directors, which may be greater than our Common Stock. As a result, shares of Preferred Stock may be issued by our Board of Directors which cause the holders to have super majority voting power over our shares, provide the holders of the Preferred Stock the right to convert the shares of Preferred Stock they hold into shares of our Common Stock, which may cause substantial dilution to our then Common Stock shareholders and/or have other rights and preferences greater than those of our Common Stock shareholders. Investors should keep in mind that the Board of Directors has the authority to issue additional shares of Common Stock and Preferred Stock, which could cause substantial dilution to our existing shareholders. Additionally, the dilutive effect of any Preferred Stock, which we may issue may be exacerbated given the fact that such Preferred Stock may have super majority voting rights and/or other rights or preferences which could provide the preferred shareholders with voting control over us subsequent to this offering and/or provide those holders the power to prevent or cause a change in control. As a result, the issuance of shares of Common Stock and/or Preferred Stock, may cause the value of our securities to decrease and/or become worthless.

We Have Yet To Attain Profitable Operations And Because We Will Need Additional Financing To Fund Our Exploration Activities, Our Accountants Believe There Is Substantial Doubt About Our Ability To Continue As A Going Concern.

We had incurred a net loss of $684,878 for the year ended March 31, 2007, had an accumulated deficit of $768,472 as of March 31, 2007, and had a net loss of $90,670 for the three months ended June 30, 2007, and an accumulated deficit of 859,142 as of June 30, 2007, and have generated no revenues to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our mineral claims. These factors raise substantial doubt that we will be able to continue as a going concern. Our independent auditors, have expressed substantial doubt about our ability to continue as a going concern given our recurring losses from operations, which are described in the first risk factor above. This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital, we will not be able to implement our exploration program which requires significant funding past the second phase, as a result we may have to liquidate our business and stockholders may lose their investment. Investors should consider our auditor's comments when determining if an investment in us is suitable.

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

We May Conduct Further Offerings In The Future In Which Case Stockholders Holdings Will Be Diluted.

We completed offerings of 35,200,000 and 2,400,000 shares of our common stock at a price of $0.0025 per share to investors on February 28, 2005 and April 14, 2005, respectively. Additionally, we sold 183,334 shares of our or common stock to two offshore investors in April 2006, 448,000 shares of our common stock to three offshore investors in June 2006, at a price of $0.60 per share, and an aggregate of 425,834 shares of our common stock to two offshore investors in August and September 2006, at a price of $0.60 per share. More recently, we sold 1,166,666 units consisting of one share of common stock and one warrant to purchase one share of our common stock for $0.20 per share for aggregate consideration of $175,000 or $0.15 per unit in March 2007, and 203,333 units for aggregate consideration of $30,500 or $0.15 per unit in June 2007.  In July and August 2007, we completed an offering of an aggregate of 4,950,000 units, each consisting of one share of common stock, one Class A Warrant to purchase one share of our common stock at $0.15 per share, and one Class B Warrant to purchase one share of our common stock at $0.30 per share (the “July 2007 Units”) for aggregate consideration of $495,000 or $0.10 per July 2007 Unit.

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

If We Are Late In Filing Our Quarterly Or Annual Reports With The SEC, We May Be De-Listed From The Over-The-Counter Bulletin Board.

Pursuant to new Over-The-Counter Bulletin Board ("OTCBB") rules relating to the timely filing of periodic reports with the SEC, any OTCBB issuer which fails to file a periodic report (Form 10-QSB's or 10-KSB's) by the due date of such report (not withstanding any extension granted to the issuer by the filing of a Form 12b-25), three (3) times during any twenty-four (24) month period is automatically de-listed from the OTCBB. Such removed issuer would not be re-eligible to be listed on the OTCBB for a period of one-year, during which time any subsequent late filing would reset the one-year period of de-listing. As we were deemed late in filing our Form 10-KSB for the period ending March 31, 2007, due to that fact that such filing as originally made failed to include our auditors report, if we are late in our periodic filings two more times during the next four fiscal quarters and/or late three times in any subsequent twenty-four (24) month period, we will be de-listed from the OTCBB, and as a result, our securities may become worthless, and we may be forced to curtail or abandon our business plan.

In The Future, We Will Incur Significant Increased Costs As A Result Of Operating As A Fully Reporting Company In Connection With Section 404 Of The Sarbanes Oxley Act, And Our Management Will Be Required To Devote Substantial Time To New Compliance Initiatives.

Moving forward, we anticipate incurring significant legal, accounting and other expenses in connection with our status as a fully reporting public company. The Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act") and new rules subsequently implemented by the SEC have imposed various new requirements on public companies, including requiring changes in corporate governance practices. As such, our management and other personnel will need to devote a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure of controls and procedures. In particular, commencing in fiscal 2008, we must perform system and process evaluation and testing of our internal controls over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

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

(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during our most recent fiscal quarter that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

On March 15, 2007, we sold 1,000,000 units, each consisting of one share of common stock and one two year Class A Warrant to purchase one share of common stock at an exercise price of $0.20 per share to an entity for aggregate consideration of $150,000, or $0.15 per unit. We have not issued the 1,000,000 shares of common stock to the entity as of the date of this filing; however, we have agreed to issue such shares, and have therefore included such shares in the number of issued and outstanding shares disclosed throughout this filing. We claim an exemption from registration afforded by Regulation S of the Act ("Regulation S") for the above issuance since the issuance was made to a non-U.S. person (as defined under Rule 902 section (k)(2)(i) of Regulation S), pursuant to an offshore transaction, and no directed selling efforts were made in the United States by us, a distributor, any respective affiliates, or any person acting on behalf of any of the foregoing.

In March 2007, we sold 166,666 units, each consisting of one share of common stock and one two year Class A Warrant to purchase one share of common stock at an exercise price of $0.20 per share to an entity for aggregate consideration of $25,000, or $0.15 per unit. We have not issued the 166,666 shares of common stock to the entity as of the date of this filing; however, we have agreed to issue such shares, and have therefore included such shares in the number of issued and outstanding shares disclosed throughout this filing. We claim an exemption from registration afforded by Regulation S for the above issuance since the issuance was made to a non-U.S. person (as defined under Rule 902 section (k)(2)(i) of Regulation S), pursuant to an offshore transaction, and no directed selling efforts were made in the United States by us, a distributor, any respective affiliates, or any person acting on behalf of any of the foregoing.

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

In June 2007, we sold 53,333 units, each consisting of one share of common stock and one two year Class A Warrant to purchase one share of common stock at an exercise price of $0.20 per share to an individual for aggregate consideration of $8,000, or $0.15 per unit. We have not issued the 53,333 shares of common stock to the individual as of the date of this filing; however, we have agreed to issue such shares, and have therefore included such shares in the number of issued and outstanding shares disclosed throughout this filing. We claim an exemption from registration afforded by Regulation S of the Act ("Regulation S") for the above issuance since the issuance was made to a non-U.S. person (as defined under Rule 902 section (k)(2)(i) of Regulation S), pursuant to an offshore transaction, and no directed selling efforts were made in the United States by us, a distributor, any respective affiliates, or any person acting on behalf of any of the foregoing.

In June 2007, we sold 100,000 units, each consisting of one share of common stock and one two year Class A Warrant to purchase one share of common stock at an exercise price of $0.20 per share to an individual for aggregate consideration of $15,000, or $0.15 per unit. We have not issued the 100,000 shares of common stock to the individual as of the date of this filing; however, we have agreed to issue such shares, and have therefore included such shares in the number of issued and outstanding shares disclosed throughout this filing. We claim an exemption from registration afforded by Regulation S of the Act ("Regulation S") for the above issuance since the issuance was made to a non-U.S. person (as defined under Rule 902 section (k)(2)(i) of Regulation S), pursuant to an offshore transaction, and no directed selling efforts were made in the United States by us, a distributor, any respective affiliates, or any person acting on behalf of any of the foregoing.

On or about July 20, 2007, we sold 150,000, units, each consisting of one share of common stock, one two year Class A Warrant to purchase one share of our common stock at $0.15 per share, and one two year Class B Warrant to purchase one share of our common stock at $0.30 per share (the “July 2007 Units”) to an individual for aggregate consideration of $15,000, or $0.10 per unit. We have not issued the 100,000 shares of common stock as of the date of this filing; however, we have agreed to issue such shares, and have therefore included such shares in the number of issued and outstanding shares disclosed throughout this filing. We will claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933 for the above, since the foregoing will not involve a public offering, the recipient will take the securities for investment and not resale and we will take appropriate measures to restrict transfer.

On or about July 22, 2007, we sold 500,000 July 2007 Units to an individual, for aggregate consideration of $50,000, or $0.10 per unit. We have not issued the 500,000 shares of common stock as of the date of this filing; however, we have agreed to issue such shares, and have therefore included such shares in the number of issued and outstanding shares disclosed throughout this filing.  We will claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933 for the above, since the foregoing will not involve a public offering, the recipient will take the securities for investment and not resale and we will take appropriate measures to restrict transfer.

On or about July 25, 2007, we sold Coach Capital, LLC 3,000,000 July 2007 Units for aggregate consideration of $300,000, or $0.10 per unit. We have not issued the 3,000,000 shares of common stock as of the date of this filing; however, we have agreed to issue such shares, and have therefore included such shares in the number of issued and outstanding shares disclosed throughout this filing. We will claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933 for the above, since the foregoing will not involve a public offering, the recipient will take the securities for investment and not resale and we will take appropriate measures to restrict transfer.

On or about July 27, 2007, we sold Epsom Investments 300,000 July 2007 Units for aggregate consideration of $30,000 or $0.10 per unit.  We have not issued the 300,000 shares of common stock to Epsom Investments as of the date of this filing; however, we have agreed to issue such shares, and have therefore included such shares in the number of issued and outstanding shares disclosed throughout this filing. We claim an exemption from registration afforded by Regulation S of the Act ("Regulation S") for the above issuance since the issuance was made to a non-U.S. person (as defined under Rule 902 section (k)(2)(i) of Regulation S), pursuant to an offshore transaction, and no directed selling efforts were made in the United States by us, a distributor, any respective affiliates, or any person acting on behalf of any of the foregoing.

On or about August 8, 2007, we sold Epsom Investments 1,000,000 July 2007 Units for aggregate consideration of $100,000 or $0.10 per unit.  We have not issued the 1,000,000 shares of common stock to Epsom Investments as of the date of this filing; however, we have agreed to issue such shares, and have therefore included such shares in the number of issued and outstanding shares disclosed throughout this filing. We claim an exemption from registration afforded by Regulation S of the Act ("Regulation S") for the above issuance since the issuance was made to a non-U.S. person (as defined under Rule 902 section (k)(2)(i) of Regulation S), pursuant to an offshore transaction, and no directed selling efforts were made in the United States by us, a distributor, any respective affiliates, or any person acting on behalf of any of the foregoing.

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

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a) EXHIBITS

Exhibit No.	Description

3.1(1)	Articles of Incorporation.

3.1 (2)	Certificate of Amendment to Articles of Incorporation

3.3(1)	Bylaws, as amended.

3.3(3)	Certificate of Change Pursuant to NRS 78.209

3.2(3)	Certificate of Correction to the Company's Articles of Incorporation

10.1(4)	Stock Purchase Agreement between Susan Downing and Adam Cegielski

10.2(5)	Option Agreement with Sydney (which later merged with another entity and is now known as West Timmins Mining Inc.).

10.3(6)	Letter of Extension from West Timmins Mining, Inc. (January 29, 2007)

10.4(7)	Letter of Extension from West Timmons Mining, Inc. (May 31, 2007)

31*	Chief Executive Officer and Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Chief Executive Officer and Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

                                                               GOLDMOUNTAIN EXPLORATION CORPORATION

DATED: August 20, 2007	By: /s/ Adam R. Cegielski
Adam R. Cegielski
Chief Executive Officer