Form 10QSB
period 2007-09-30
GOLDMOUNTAIN EXPLORATION CORP
filed 2007-12-20
CIK 1326780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from  __________________     to   _________________________

Commission file number 000-51594

GOLDMOUNTAIN EXPLORATION CORPORATION
(Exact name of small business issuer as specified in its charter)

Nevada	98-0455906
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

First Canadian Place, 100 King Street West
Suite 5700
Toronto, Ontario, Canada, M5X 1K7.
(Address of principal executive offices)

(416) 915-3126
(Registrant's telephone number)

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

At November 28, 2007, there were 87,377,167 shares of the Registrant’s common stock outstanding, which includes 1,730,000 shares which we previously sold pursuant to Subscription Agreements, which shares have not been issued to date, but which have been included in the total number of issued and outstanding shares disclosed throughout this report.

Transitional Small Business Disclosure Format.  Yes [   ] No [X]

Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act).  Yes [   ] No [X].

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GOLDMOUNTAIN EXPLORATION CORPORATION

(An Exploration Stage Company)

 SECOND QUARTER CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

(Unaudited)

(Stated in U.S. Dollars)

GOLDMOUNTAIN EXPLORATION CORPORATION
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Stated in U.S. Dollars)

	SEPTEMBER 30, 2007	MARCH 31, 2007 (audited)
ASSETS
Current
Cash	$12,330	$17,096
Prepaid expenses	-	3,030
Total Current Assets	12,330	20,126

Non-Current
Mineral properties	1,060,000	1,060,000
TOTAL ASSETS	$1,072,330	$1,080,126

LIABILITIES

Current
Accounts payable and accrued liabilities	$86,370	$29,798

STOCKHOLDERS' EQUITY

Share Capital
Authorized:
400,000,000 common voting shares with a par value of
$0.001 per share
100,000,000 preferred shares with a par value of
$0.001 per share

Issued and outstanding:
86,877,168 common shares at September 30, 2007
and 80,657,168 common shares at March 31, 2007	86,877	80,657

Additional Paid-In Capital	4,066,423	1,713,143

Stock Subscriptions Received	-	25,000

Deficit Accumulated During Exploration Stage	(3,167,340)	(768,472)
Total Stockholders' Equity	985,960	1,050,328

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,072,330	$1,080,126

The accompanying notes are an integral part of these consolidated financial statements.

GOLDMOUNTAIN EXPLORATION CORPORATION
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Stated in U.S. Dollars)

	THREE MONTHS ENDED SEPTEMBER 30, 2007	SIX MONTHS ENDED SEPTEMBER 30, 2007	THREE MONTHS ENDED SEPTEMBER 30, 2006 (Reclassified)	SIX MONTHS ENDED SEPTEMBER 30, 2006 (reclassified)	PERIOD FROM INCEPTION NOVEMBER 3, 2004 TO SEPTEMBER 30, 2007

Revenue	$-	$-	$-	$-	$-

Operating Expenses
Consulting fees	15,060	27,745	9,485	19,263	71,407
Mineral acquisition costs	-	-	-	-	28,627
Mineral exploration costs	476,327	476,327	185,895	185,895	867,011
Loss (gain) on foreign exchange	5,589	5,464	(569)	(622)	5,215
Office and sundry	12,522	21,731	16,485	26,016	91,531
Professional fees	73,700	88,601	16,739	59,005	275,549
Write down of mineral
property interest	-	-	-	-	3,500
	583,198	619,868	228,035	289,557	1,342,840

Net Operating Loss For The Period	(583,198)	(619,868)	(228,035)	(289,557)	(1,342,840)

Other Income (Loss)
Stock accretion expense	(1,725,000)	(1,779,000)	-	-	(1,824,500)

Net Loss For The Period	(2,308,198)	(2,398,868)	(228,035)	(289,557)	(3,167,340)

Basic And Diluted Loss Per Share	$(0.03)	$(0.03)	$(0.01)	$(0.01)

Weighted Average Number of
Common Shares Outstanding	84,900,537	84,469,772	78,749,312	78,066,725

The accompanying notes are an integral part of these consolidated financial statements.

GOLDMOUNTAIN EXPLORATION CORPORATION
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

	THREE MONTHS ENDED SEPTEMBER 30, 2007	SIX MONTHS ENDED SEPTEMBER 30, 2007	THREE MONTHS ENDED SEPTEMBER 30, 2006 (Reclassified)	SIX MONTHS ENDED SEPTEMBER 30, 2006 (Reclassified)	PERIOD FROM INCEPTION NOVEMBER 3, 2004 TO SEPTEMBER 30, 2007
Cash provided by (used in)
Operating Activities
Net loss for the period	$(2,308,198)	$(2,398,868)	$(228,035)	$(289,557)	$(3,167,340)

Item not involving cash:
Stock accretion expense	1,725,000	1,779,000	-	-	1,824,500

Changes in non-cash working
capital items:
Write down of mineral
property interest	-	-	-	-	3,500
Prepaid expenses	-	3,030	(3,498)	(3,253)	-
Accounts payable and
accrued liabilities	55,193	56,572	(21,931)	7,963	86,370
	(528,005)	(560,266)	(253,464)	(284,847)	(1,252,970)
Financing Activity
Share capital issued for cash	540,000	580,500	268,800	378,800	1,468,800
Share subscriptions received	-	(25,000)	222,935	222,935	-
	540,000	555,500	491,735	601,735	1,468,800
Investing Activity
Additions to mineral property
interest	-	-	-		(3,500)
Acquisition of mineral property	-	-	(100,000)	(200,000)	(200,000)
	-	-	(100,000)	(200,000)	(203,500)

Increase (Decrease) In Cash	11,995	(4,766)	138,271	116,888	12,330

Cash, Beginning Of Period	335	17,096	5,410	26,793	-

Cash, End of Period	$12,330	$12,330	$143,681	$143,681	$12,330

Non-cash investing and
financing activities
Common stock issued for
property acquisition	$-	$-	$-	$860,000	$860,000
Supplemental disclosure of
cash flow information
Cash paid during the period for:
Interest	$-	$-	$-	$-	$-
Income taxes	$-	$-	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

GOLDMOUNTAIN EXPLORATION CORPORATION
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
PERIOD FROM NOVEMBER 3, 2004 (INCEPTION) TO SEPTEMBER 30, 2007
(Unaudited)
(Stated in U.S. Dollars)

					DEFICIT
	COMMON STOCK				ACCUMULATED
			ADDITIONAL	STOCK	DURING THE
			PAID-IN	SUBSCRIPTIONS	EXPLORATION
	SHARES	AMOUNT	CAPITAL	RECEIVED	STAGE	TOTAL

Balance, November 3, 2004
(Date of inception)	-	$-	$-	$-	$-	$-
Shares issued for cash
November 3, 2004 at
$0.00025	40,000,000	40,000	(30,000)	-	-	10,000
February 28, 2005 at
$0.0025	35,200,000	35,200	52,800	-	-	88,000
Net loss for the period	-	-	-	-	(11,314)	(11,314)
Balance, March 31, 2005	75,200,000	75,200	22,800	-	(11,314)	86,686

Shares issued for cash:
April 14, 2005 at
$0.0025	2,400,000	2,400	3,600	-	-	6,000
Net loss for the year	-	-	-	-	(72,280)	(72,280)
Balance, March 31, 2006	77,600,000	77,600	26,400	-	(83,594)	20,406

Shares issued for cash:
April 21, 2006
at $ 0.60	100,000	100	59,900	-	-	60,000
April 28, 2006
at $ 0.60	83,334	83	49,917	-	-	50,000
August 1, 2006
at $ 0.60	21,000	21	12,579	-	-	12,600
August 1, 2006
at $ 0.60	10,000	10	5,990	-	-	6,000
August 1, 2006
at $ 0.60	417,000	417	249,783	-	-	250,200
February 6, 2007
at $ 0.60	80,000	80	47,920	-	-	48,000
February 6, 2007
at $ 0.60	345,834	346	207,154	-	-	207,500
March 19, 2007
at $ 0.15	1,000,000	1,000	149,000	-	-	150,000
Shares issued for property:
May 11, 2006
at $ 1.00	500,000	500	499,500	-	-	500,000
September 12, 2006
at $ 0.72	500,000	500	359,500	-	-	360,000
Shares subscribed for cash:
March 26, 2007
at $ 0.15		-	-	25,000	-	25,000
Stock accretion expense			45,500			45,500
Net loss for the period	-	-	-	-	(684,878)	(684,878)
Balance, March 31, 2007	80,657,168	80,657	1,713,143	25,000	(768,472)	1,050,328
Shares issued for cash:
May 18, 2007	166,667	167	24,833	(25,000)	-	-
at $ 0.15
May 22, 2007	100,000	100	14,900	-	-	15,000
at $ 0.15
June 7, 2007	53,333	53	7,947	-	-	8,000
at $ 0.15
June 8, 2007	50,000	50	7,450	-	-	7,500
at $ 0.15
July 20, 2007	150,000	150	14,850	-		15,000
at $ 0.20
July 22, 2007	500,000	500	49,500	-		50,000
at $ 0.20
July 25, 2007	3,000,0000	3,000	297,000	-		300,000
at $ 0.20
July 27, 2007	300,000	300	29,700	-		30,000
at $ 0.20
July 27, 2007	200,000	200	19,800	-		20,000
at $ 0.20
August 8, 2007	1,000,000	1,000	99,000	-		100,000
at $ 0.20
September 4, 2007	500,000	500	49,500	-		50,000
at $ 0.20
September 4, 2007	200,000	200	19,800	-		20,000
at $ 0.20
Stock accretion expense	-	-	1,779,000	-	-	1,779,000
Finder’s fee			(60,000)			(60,000)
Net loss for the period	-	-	-	-	(2,398,868)	(2,398,868)
Balance, June 30, 2007	86,877,168	$86,877	$4,066,423	$-	$(3,167,340)	$985,960

The accompanying notes are an integral part of these consolidated financial statements.

GOLDMOUNTAIN EXPLORATION CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(Unaudited)
(Stated in U.S. Dollars)

1.	BASIS OF PRESENTATION

The unaudited consolidated financial information furnished herein reflects all adjustments which, in the opinion of management, are necessary to fairly state the Company’s consolidated financial position and the results of its operations for the periods presented.  These second quarter consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes hereto included in the Company’s Form 10-KSB for the fiscal year ended March 31, 2007.  The Company assumes that the users of the interim consolidated financial information herein have read, or have access to, the audited consolidated financial statements for the preceding fiscal year, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context.  Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10-KSB for the fiscal year ended March 31, 2007, has been omitted.  The results of operations for the six month period ended September 30, 2007 are not necessarily indicative for the entire year ending March 31, 2008.  Certain prior period amounts have been reclassified to be consistent with current presentation.

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

These consolidated financial statements have been prepared on a going concern basis.  The Company has incurred losses since inception resulting in an accumulated deficit of $3,167,340 since inception and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  Its ability to continue as a going concern is dependant upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management has plans to seek additional capital through a private placement and public offering of its common stock.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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
SEPTEMBER 30, 2007
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
SEPTEMBER 30, 2007
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
SEPTEMBER 30, 2007
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
SEPTEMBER 30, 2007
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
SEPTEMBER 30, 2007
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

On July 20, 2007, the Company received $15,000 for 150,000 common shares.

On July 22, 2007, the Company received $50,000 for 500,000 common shares.

On July 25, 2007, the Company received $300,000 for 3,000,000 common shares.

On July 27, 2007, the Company received $30,000 for 300,000 common shares.

On July 27, 2007, the Company received $20,000 for 200,000 common shares.

On August 8, 2007, the Company received $100,000 for 1,000,000 common shares.

On September 4, 2007, the Company received $50,000 for 500,000 common shares.

On September 4, 2007, the Company received $20,000 for 200,000 common shares

Each of the above common share issues were issued with one (1) Class A Warrant with an exercise price of $0.15 per share and with one (1) Class B warrant with an exercise price of $0.30 per share. The Class A warrants expire one (1) year from the date of issue of the common shares listed above and the Class B warrants expire two (2) years from the date of issue of the common shares as indicated above.

GOLDMOUNTAIN EXPLORATION CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(Unaudited)
(Stated in U.S. Dollars)

6.	WARRANTS

The following is a summary of the warrant activity during the quarter ended September 30, 2007:

	Three Months Ended		Six Months Ended
	September 30, 2007		September 30, 2007

	Number	Average	Number	Average
	Of	Exercise	Of	Exercise
	Warrants	Price	Warrants	Price

Outstanding, beginning of quarter	1,369,000	$0.20	1,000,000	$0.20

Granted	11,700,000	0.225	12,069,999	0.224
Exercised-	-	-	-	-
Expired-	-	-	-	-
Outstanding, end of quarter	13,069,999	$0.222	13,069,999	$0.222

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

During the quarter, the Company issued an aggregate of 11,700,000 warrants as a result of the private placements completed.  The total fair value of the 11,750,000 warrants issued based on the Black-Scholes option pricing model was $1,725,000.  Since the warrants vested immediately the Company recognized $1,725,000 as stock accretion expense in respect of these issuances.

The weighted average assumptions used in calculating the fair value of warrants issued during the quarter ended September 30, 2007 using the Black-Scholes option pricing model are as follows:

2007

Risk-free interest rate	4.34%
Expected life of the warrant	1.5 years
Expected volatility	170.19%
Expected dividend yield	-

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

CERTAIN STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-QSB (THIS "FORM 10-QSB"), CONSTITUTE "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (COLLECTIVELY, THE "REFORM ACT"). CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES", "EXPECTS", "MAY", "SHOULD", OR "ANTICIPATES", OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF GOLDMOUNTAIN EXPLORATION CORPORATION ("GOLDMOUNTAIN", "THE COMPANY", "WE", "US" OR "OUR") TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-QSB, UNLESS ANOTHER DATE IS STATED, ARE TO SEPTEMBER 30, 2007.

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

The Company maintains a website at www.GoldMountainCorp.com, which includes information that the Company does not desire to be incorporated by reference into this filing.

Our common stock currently trades on the Over-The-Counter Bulletin Board under the symbol “GMEX” and on the Frankfurt exchange under the symbol “F2B.F”.

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

ii)
    $600,000 in cumulative exploration expenditures within 12 months of signing the Letter of Intent, which date was extended until June 30, 2007, pursuant to the Second Extension Letter, described below, which payments were paid as of July 28, 2007; and

iii)	$1,000,000 in cumulative exploration expenditures within 24 months of signing the Letter of Intent, of which, we have paid $600,000 as of the date of this filing

On January 29, 2007, due to delays in the drilling program, West Timmins sent us a letter extending the date we were required to complete the $250,000 funding (as described above under Section C(i)), to February 28, 2007, due to certain delays in connection with the exploration of the Yoquivo Property (the “First Extension Letter”). The $250,000 in funding due by the revised February 28, 2007 date was subsequently paid to West Timmins and we did not default under our obligations under Section C(i) of the Option Agreement.

On May 31, 2007, due to the slow pace of the drilling program, West Timmins sent us another letter extending the date we were required to complete the $600,000 in cumulative funding by (as described above under Section C(ii) above), to June 30, 2007 (the “Second Extension Letter”).

We were required to pay at least an additional approximately $325,000 towards exploration expenditures by June 30, 2007 (for a total of $600,000).  Those payments were made to West Timmins on or around July 28, 2007, and as such, we do not believe that we are in default of the Option Agreement.  We have made no additional payments to West Timmins in connection with the Option Agreement as of the date of this filing; however, we did pay West Timmons $150,000 subsequent to July 28, 2007 to maintain the Property in good standing, which amount does not decrease the total amount of exploration expenses we are required to pay West Timmins.

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

Development Activities in The Yoquivo Property

We agreed pursuant to the Option Agreement to expend $1,000,000 in cumulative exploration activities on the Yoquivo Property over a twenty-four (24) month period, of which approximately $275,000 had been paid as of June 30, 2007, and approximately $600,000 in exploration activities (and another $150,000 in payments to keep the Property in good standing, which does not decrease the amount we owe under the Option Agreement) has been paid as of the date of this filing.

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

As of the filing of this report, 6 diamond drill holes have been completed on the Yoquivo Property, from which various samples were drawn.  West Timmins is currently reviewing the results of these drill holes before proceeding with further drilling or alternative exploration activities.

As of the filing of this report, we have spent approximately $600,000 on the exploration program on the Yoquivo Property and an additional $150,000 outside of the Option Agreement as part of our obligation to keep the Property in good standing, and are therefore required to expend an additional $400,000 on exploration expenses prior to May 31, 2008, the 24 month anniversary of our entry into the Option Agreement. We hope to raise approximately $400,000 subsequent to the filing of this report through the private placement of units consisting of shares of common stock and warrants to purchase shares of our common stock, of which there can be no assurance.

Competition

We are an exploration stage company. We compete with other mineral resource exploration and development companies for financing and for the acquisition of new mineral properties. Many of the mineral resource exploration and development companies with whom we compete have greater financial and technical resources than us. Accordingly, these competitors may be able to spend greater amounts on acquisitions of mineral properties of merit, on exploration of their mineral properties and on development of their mineral properties. In addition, they may be able to afford greater geological expertise in the targeting and exploration of mineral properties. This competition could result in competitors having mineral properties of greater quality and interest to prospective investors who may finance additional exploration and development. This competition could adversely impact our ability to finance further exploration and to achieve the financing necessary for us to develop our mineral properties.

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

Subsidiaries

Konigsberg Explorations Inc., a British Columbia corporation, is our sole wholly owned subsidiary. All of our operations, other than our Joint Venture with West Timmins are currently conducted through Konigsberg Explorations Inc. All references in this quarterly Report to "us," the "Company," "we," "GoldMountain," or words of similar meaning include the operations of Konigsberg Explorations Inc., unless otherwise stated or the context suggests otherwise.

Patents And Trademarks

We do not own, either legally or beneficially, any patent or trademark.

PLAN OF OPERATIONS

As stated above, moving forward, we plan to focus all of our resources on earning an interest in the Yoquivo Property through our Option Agreement and joint venture with West Timmins (described above).

We currently believe that we will be able to continue our business operations for at least the next ninety days with the current cash on hand that we had as of the filing of this report, if no additional funding is raised. We plan to raise additional funding subsequent to the filing of this report from the sale of common stock to offshore investors and/or through loans from our existing shareholders, of which there can be no assurance. We anticipate the need for approximately $500,000 to maintain our operations for the next twelve months and complete the anticipated exploration activities on the Yoquivo Property.

COMPARISON OF OPERATING RESULTS

THREE MONTHS ENDED SEPTEMBER 30, 2007, COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2006

We have not generated any revenues since our incorporation in November 2004.

We had total expenses of $583,198 for the three months ended September 30, 2007, compared to total expenses of $228,035 for the three months ended September 30, 2006, an increase in expenses of $355,163 or 155.7% from the prior period. The main reason for the increase in expenses, was due to a $290,432 or 156.2% increase in mineral exploration costs for the three months ended September 30, 2007, compared to the three months ended September 30, 2006, relating to increased payments made to West Timmins in connection with the Option Agreement, a $56,961 or 340.3% increase in professional fees for the three months ended September 30, 2007, compared to the three months ended September 30, 2006; a $6,158 increase on loss of foreign exchange, to a loss of $5,589 for the three months ended September 30, 2007, compared to a gain of $569 for the three months ended September 30, 2006; and a $5,575 or 58.8% increase in consulting fees to $15,060 for the three months ended September 30, 2007, compared to $9,485 for the three months ended September 30, 2006, in connection with increased fees paid to our Chief Executive Officer, Adam Cegielski, in consideration for services provided to us by Mr. Cegielski in connection with his efforts to raise funds for our Joint Venture; which were offset by a $3,963 or 24.0% decrease in office and sundry expense to $12,522 for the three months ended September 30, 2007, compared to $16,485 for the three months ended September 30, 2006, in connection with the rental of our office space and the purchase of certain office supplies.

Professional fees for the three months ended September 30, 2006 and 2007 were mainly associated with fees paid to our legal counsel in connection with the preparation of our various SEC filings and our accountant in connection with the review of our interim financial statements and the drafting and filing of our Form 8-K filings.

We had net operating loss for the three months ended September 30, 2007 of $583,198, compared to a net operating loss for the three months ended September 30, 2006 of $228,035, an increase in net operating loss of $355,163 or 155.7% from the prior period, which was mainly in connection with the increases in our mineral exploration costs and professional fees for the three months ended September 30, 2007, compared to the three months ended September 30, 2006.

We had other loss of $1,725,000 for the three months ended September 30, 2007, in connection with outstanding warrants issued in connection with the sale of units consisting of common stock and warrants, which other loss was not represented during the three months ended September 30, 2006.

Net loss for three months ended September 30, 2007 was $2,308,198, compared to a net loss of $228,035 for the three months ended September 30, 2006, an increase in net loss of $2,080,163 from the prior period. The increase in net loss was mainly due to the $1,725,000 of stock accretion expense for the three months ended September 30, 2007, which expense was not represented during the three months ended September 30, 2006, and the $290,432 increase in mineral exploration costs for the three months ended September 30, 2007, compared to the three months ended September 30, 2006.

SIX MONTHS ENDED SEPTEMBER 30, 2007, COMPARED TO THE SIX MONTHS ENDED SEPTEMBER 30, 2006

We had total expenses of $619,868 for the six months ended September 30, 2007, compared to total expenses of $289,557 for the six months ended September 30, 2006, an increase in expenses of $330,311 or 114.1% from the prior period. The main reason for the increase in expenses, was due to a $290,432 or 156.2% increase in mineral exploration costs for the six months ended September 30, 2007, compared to the six months ended September 30, 2006, relating to increased payments to West Timmins in connection with the Option Agreement, a $29,596 or 50.2% increase in professional fees for the six months ended September 30, 2007, compared to the six months ended September 30, 2006; a $6,086 increase on loss of foreign exchange, to a loss of $5,464 for the six months ended September 30, 2007, compared to a gain of $622 for the six months ended September 30, 2006; and a $8,482 or 44.0% increase in consulting fees to $27,745 for the six months ended September 30, 2007, compared to $19,263 for the six months ended September 30, 2006, in connection with increased fees paid to our Chief Executive Officer, Adam Cegielski, in consideration for services provided to us by Mr. Cegielski in connection with his efforts to raise funds for our Joint Venture; which was offset by a $4,285 or 16.5% decrease in office and sundry expense to $21,731 for the six months ended September 30, 2007, compared to $26,016 for the six months ended September 30, 2006, in connection with the rental of our office space and the purchase of certain office supplies.

Professional fees for the six months ended September 30, 2006 and 2007 were mainly associated with fees paid to our legal counsel in connection with the preparation of our various SEC filings and our accountant in connection with the review of our interim financial statements and the drafting and filing of our Form 8-K filings.

We had net operating loss for the six months ended September 30, 2007 of $619,868, compared to a net operating loss for the six months ended September 30, 2006 of $289,557, an increase in net operating loss of $330,311 or 114.1% from the prior period, which was mainly in connection with the increases in our mineral exploration costs and professional fees for the six months ended September 30, 2007, compared to the six months ended September 30, 2006.

We had other loss of $1,779,000 for the six months ended September 30, 2007, in connection with outstanding warrants issued in connection with the sale of units consisting of common stock and warrants, which other loss was not represented during the six months ended September 30, 2006.

Net loss for the six months ended September 30, 2007 was $2,398,868, compared to a net loss of $289,557 for the six months ended September 30, 2006, an increase in net loss of $2,109,311 from the prior period. The increase in net loss was mainly due to the $1,779,000 of stock accretion expense for the six months ended September 30, 2007, which expense was not represented during the six months ended September 30, 2006, and the $290,432 increase in mineral exploration costs for the six months ended September 30, 2007, compared to the six months ended September 30, 2006.

LIQUIDITY AND CAPITAL RESOURCES

We had total assets of $1,072,230 as of September 30, 2007, which included current assets consisting solely of cash of $12,330 and non-current assets consisting of mineral properties of $1,060,000 in connection with our investment in the Joint Venture with West Timmins.

We had total liabilities, consisting solely of total current liabilities of $86,370 as of September 30, 2007, which consisted solely of accounts payable and accrued liabilities.

We had negative working capital of $74,040 as of September 30, 2007. We had a deficit accumulated during the exploration stage of $3,167,340 as of September 30, 2007.

We had $560,266 in cash used in operating activities for the six months ended September 30, 2007, which included $2,398,868 of net loss, offset by $1,779,000 of stock accretion expense, $56,572 of accounts payable and accrued liabilities and $3,030 of prepaid expenses.

We had $555,500 of cash provided by financing activities for the six months ended September 30, 2007, which related to $580,500 of share capital issued for cash offset by $25,000 of share subscription received.

We currently believe that we will be able to continue our business operations for at least the next ninety days with the cash on hand that we had as of the filing of this report, if no additional funding is raised.

We had paid approximately $600,000 towards exploration expenditures on the Yoquivo Property as of  September 30, 2007, and an additional $150,000 towards our obligation to keep the Property in good standing, which amount does not count towards our required $1,000,000 in exploration expenses which we are required to pay to West Timmins within 24 months of the date of the Option Agreement.

From September 30, 2007, until the date of this report, we sold an aggregate of 1,700,000 units, each consisting of one share of common stock, one two year Class A Warrant to purchase one share of our common stock at $0.15 per share, and one two year Class B Warrant to purchase one share of our common stock at $0.30 per share (the “July 2007 Units”) to various offshore investors for total consideration of $170,000, the majority of which was then paid to West Timmins in connection with and pursuant to the Option Agreement.

All of the above warrant transactions will be recorded at Fair Market Value, using the Black Scholes valuation method.

We have no current commitments from our officer and Director or any of our shareholders to supplement our operations or provide us with financing in the future. If we are unable to raise additional capital from conventional sources and/or additional sales of stock in the future, we may be forced to curtail or cease our operations. Even if we are able to continue our operations, the failure to obtain financing could have a substantial adverse effect on our business and financial results.

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

As an exploration stage company, we have no revenues or profits to date and our deficit accumulated during our exploration stage as of September 30, 2007, was $3,167,340. We had negative working capital of $74,040 as of September 30, 2007. We are currently being funded by existing shareholders and anticipate being able to continue our business operations for approximately the next ninety days with the cash on hand we had as of the filing of this report, and plan to raise additional funding subsequent to the filing of this report. However, if we do not begin exploration and/or do not have enough money to continue exploration activities it is likely that we will never generate any revenues. Additionally, if we are unsuccessful in mining attempts we may choose to attempt in the future, it is likely that we will never generate any revenues. Additionally, the exploration of minerals is highly speculative, and if throughout our mineral exploration we do not find commercial quantities of minerals, we will likely be forced to curtail or abandon our business plan. If this happens, you could lose your investment in us. If we are unable to generate profits, we will be forced to rely on external financing, of which there is no guarantee, to continue with our business plan.

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

Adam R. Cegielski, Our Sole Director And Officer Can Vote An Aggregate Of 46% Of Our Common Stock And Can Therefore Exercise Significant Control Over Corporate Decisions Including The Appointment Of New Directors.

Adam R. Cegielski, our sole Director and officer can vote an aggregate of 40,000,000 shares or approximately 46% of our outstanding Common Stock. Accordingly, Mr. Cegielski will exercise significant control in determining the outcome of all corporate transactions or other matters, including the election of directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. Any investors who purchase shares will be minority shareholders and as such will have little to no say in the direction of the Company and the election of Directors. Additionally, it will be difficult if not impossible for investors to remove Mr. Cegielski as a Director of the Company, which will mean he will remain in control of who serves as officers of the Company as well as whether any changes are made in the Board of Directors. As a potential investor in the Company, you should keep in mind that even if you own shares of the Company's Common Stock and wish to vote them at annual or special shareholder meetings, your shares will likely have little effect on the outcome of corporate decisions.

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

We May Not Be Able To Earn Our First Or Second Option With West Timmins Pursuant To The Option Agreement.

In June 2006, we entered into an Option Agreement with West Timmins to earn up to a 75% interest in the Yoquivo Property (as defined and described below). In order to earn the interest of the Yoquivo Property, we were required to pay $600,000 during the twelve months following our entry into the Option Agreement (i.e. prior to June 2007), which date was extended to June 30, 2007, pursuant to the Second Extension Letter (described above), and although the $600,000 was not paid as of June 30, 2007, the full amount of the $600,000 has been paid to date. Additionally, prior to the twenty-fourth month anniversary of our entry into the Option Agreement (i.e. prior to June 2008), we are required to expend at least $1,000,000 in cumulative expenditures, of which $600,000 has been paid as of the date of this filing. We can provide no assurance that we will be able to raise the additional capital needed to pay the remaining balance on these cumulative expenditures and/or earn our interest in the property on favorable terms, if at all. If we are unable to raise the capital required to earn the interest in the Yoquivo Property, our current expenditures towards such Option Agreement will be forfeited and we could be forced to abandon or curtail our current business plan. If this were to happen, the value of our common stock could become worthless.

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

Pursuant to our Articles of Incorporation, we have 400,000,000 shares of Common Stock and 100,000,000 shares of preferred stock ("Preferred Stock") authorized. As of November 28, 2007, we had 87,377,167 shares of our common stock outstanding, which includes 1,730,000 shares of common stock which we have previously sold pursuant to Offshore Subscription Agreements, which shares have not been physically issued to date. As of November 28, 2007, - 0 - shares of Preferred Stock were issued and outstanding. As a result, our Board of Directors has the ability to issue a large number of additional shares of Common Stock without shareholder approval, which if issued could cause substantial dilution to our then shareholders. Additionally, shares of Preferred Stock may be issued by our Board of Directors without shareholder approval with voting powers, and such preferences and relative, participating, optional or other special rights and powers as determined by our Board of Directors, which may be greater than our Common Stock. As a result, shares of Preferred Stock may be issued by our Board of Directors which cause the holders to have super majority voting power over our shares, provide the holders of the Preferred Stock the right to convert the shares of Preferred Stock they hold into shares of our Common Stock, which may cause substantial dilution to our then Common Stock shareholders and/or have other rights and preferences greater than those of our Common Stock shareholders. Investors should keep in mind that the Board of Directors has the authority to issue additional shares of Common Stock and Preferred Stock, which could cause substantial dilution to our existing shareholders. Additionally, the dilutive effect of any Preferred Stock, which we may issue may be exacerbated given the fact that such Preferred Stock may have super majority voting rights and/or other rights or preferences which could provide the preferred shareholders with voting control over us subsequent to this offering and/or provide those holders the power to prevent or cause a change in control. As a result, the issuance of shares of Common Stock and/or Preferred Stock, may cause the value of our securities to decrease and/or become worthless.

We Have Yet To Attain Profitable Operations And Because We Will Need Additional Financing To Fund Our Exploration Activities, Our Accountants Believe There Is Substantial Doubt About Our Ability To Continue As A Going Concern.

We had incurred a net loss of $684,878 for the year ended March 31, 2007, had an accumulated deficit of $768,472 as of March 31, 2007, and had a net loss of $2,308,198 for the three months ended September 30, 2007, and an accumulated deficit of $3,167,340 as of September 30, 2007, and have generated no revenues to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our mineral claims. These factors raise substantial doubt that we will be able to continue as a going concern. Our independent auditors, have expressed substantial doubt about our ability to continue as a going concern given our recurring losses from operations, which are described in the first risk factor above. This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital, we will not be able to implement our exploration program which requires significant funding past the second phase, as a result we may have to liquidate our business and stockholders may lose their investment. Investors should consider our auditor's comments when determining if an investment in us is suitable.

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

We May Conduct Further Offerings In The Future In Which Case Stockholders Holdings Will Be Diluted.

We completed offerings of 35,200,000 and 2,400,000 shares of our common stock at a price of $0.0025 per share to investors on February 28, 2005 and April 14, 2005, respectively. Additionally, we sold 183,334 shares of our or common stock to two offshore investors in April 2006, 448,000 shares of our common stock to three offshore investors in June 2006, at a price of $0.60 per share, and an aggregate of 425,834 shares of our common stock to two offshore investors in August and September 2006, at a price of $0.60 per share. More recently, we sold 1,166,666 units consisting of one share of common stock and one warrant to purchase one share of our common stock for $0.20 per share for aggregate consideration of $175,000 or $0.15 per unit in March 2007, and 203,333 units for aggregate consideration of $30,500 or $0.15 per unit in June 2007.  In July through September 2007, we completed offerings of an aggregate of 6,350,000 units, each consisting of one share of common stock, one Class A Warrant to purchase one share of our common stock at $0.15 per share, and one Class B Warrant to purchase one share of our common stock at $0.30 per share (the “July 2007 Units”) for aggregate consideration of $565,000 or $0.10 per July 2007 Unit.

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

If We Are Late In Filing Our Quarterly Or Annual Reports With The SEC, We May Be De-Listed From The Over-The-Counter Bulletin Board.

Pursuant to Over-The-Counter Bulletin Board ("OTCBB") rules relating to the timely filing of periodic reports with the SEC, any OTCBB issuer which fails to file a periodic report (Form 10-QSB's or 10-KSB's) by the due date of such report (not withstanding any extension granted to the issuer by the filing of a Form 12b-25), three (3) times during any twenty-four (24) month period is automatically de-listed from the OTCBB. Such removed issuer would not be re-eligible to be listed on the OTCBB for a period of one-year, during which time any subsequent late filing would reset the one-year period of de-listing. As we were deemed late in filing our Form 10-KSB for the period ending March 31, 2007, due to that fact that such filing as originally made failed to include our auditors report, and because we were late in filing this report on Form 10-QSB, if we are late in our periodic filings one more time during the next four fiscal quarters and/or late three times in any subsequent twenty-four (24) month period, we will be de-listed from the OTCBB, and as a result, our securities may become worthless, and we may be forced to curtail or abandon our business plan.

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

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-QSB (the "Evaluation Date"), have concluded that as of the Evaluation Date, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Our disclosure controls and procedures were not effective, as we were late in filing this Form 10-QSB and were late in filing our Form 10-KSB for the period ended March 31, 2007.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

The Company previously reported in its Form 10-QSB for the period ended December 31, 2006, the sale in October 2006, of 80,000 shares of its restricted common stock to an individual in consideration for $48,000, or $0.60 per share. That disclosure was incorrect, as the shares were actually issued as a finder’s fee in connection with the individual finding certain other purchasers of our common stock in connection with subscriptions received in and around October 2006.  We claim an exemption from registration afforded by Regulation S, for the above issuance since the issuance will be made to a non-U.S. person (as defined under Rule 902 section (k)(2)(i) of Regulation S), pursuant to offshore transactions, and no directed selling efforts were made in the United States by us, a distributor, any respective affiliates, or any person acting on behalf of any of the foregoing.

On March 15, 2007, we sold 1,000,000 units, each consisting of one share of common stock and one two year Class A Warrant to purchase one share of common stock at an exercise price of $0.20 per share to an entity for aggregate consideration of $150,000, or $0.15 per unit. The shares were issued in November 2007. We claim an exemption from registration afforded by Regulation S of the Act ("Regulation S") for the above issuance since the issuance was made to a non-U.S. person (as defined under Rule 902 section (k)(2)(i) of Regulation S), pursuant to an offshore transaction, and no directed selling efforts were made in the United States by us, a distributor, any respective affiliates, or any person acting on behalf of any of the foregoing.

In March 2007, we sold 166,666 units, each consisting of one share of common stock and one two year Class A Warrant to purchase one share of common stock at an exercise price of $0.20 per share to an entity for aggregate consideration of $25,000, or $0.15 per unit. The shares were issued in November 2007. We claim an exemption from registration afforded by Regulation S for the above issuance since the issuance was made to a non-U.S. person (as defined under Rule 902 section (k)(2)(i) of Regulation S), pursuant to an offshore transaction, and no directed selling efforts were made in the United States by us, a distributor, any respective affiliates, or any person acting on behalf of any of the foregoing.

In June 2007, we sold 50,000 units, each consisting of one share of common stock and one two year Class A Warrant to purchase one share of common stock at an exercise price of $0.20 per share to an individual for aggregate consideration of $7,500, or $0.15 per unit. The shares were issued in November 2007. We claim an exemption from registration afforded by Regulation S of the Act ("Regulation S") for the above issuance since the issuance was made to a non-U.S. person (as defined under Rule 902 section (k)(2)(i) of Regulation S), pursuant to an offshore transaction, and no directed selling efforts were made in the United States by us, a distributor, any respective affiliates, or any person acting on behalf of any of the foregoing.

In June 2007, we sold 53,333 units, each consisting of one share of common stock and one two year Class A Warrant to purchase one share of common stock at an exercise price of $0.20 per share to an individual for aggregate consideration of $8,000, or $0.15 per unit. The shares were issued in November 2007. We claim an exemption from registration afforded by Regulation S of the Act ("Regulation S") for the above issuance since the issuance was made to a non-U.S. person (as defined under Rule 902 section (k)(2)(i) of Regulation S), pursuant to an offshore transaction, and no directed selling efforts were made in the United States by us, a distributor, any respective affiliates, or any person acting on behalf of any of the foregoing.

In June 2007, we sold 100,000 units, each consisting of one share of common stock and one two year Class A Warrant to purchase one share of common stock at an exercise price of $0.20 per share to an individual for aggregate consideration of $15,000, or $0.15 per unit. The shares were issued in November 2007. We claim an exemption from registration afforded by Regulation S of the Act ("Regulation S") for the above issuance since the issuance was made to a non-U.S. person (as defined under Rule 902 section (k)(2)(i) of Regulation S), pursuant to an offshore transaction, and no directed selling efforts were made in the United States by us, a distributor, any respective affiliates, or any person acting on behalf of any of the foregoing.

On or about July 20, 2007, we sold 150,000, units, each consisting of one share of common stock, one two year Class A Warrant to purchase one share of our common stock at $0.15 per share, and one two year Class B Warrant to purchase one share of our common stock at $0.30 per share (the “July 2007 Units”) to an individual for aggregate consideration of $15,000, or $0.10 per unit. The shares were issued in November 2007. We will claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933 for the above, since the foregoing will not involve a public offering, the recipient will take the securities for investment and not resale and we will take appropriate measures to restrict transfer.

On or about July 22, 2007, we sold 500,000 July 2007 Units to an individual, for aggregate consideration of $50,000, or $0.10 per unit. A total of 470,000 of shares have been issued to date, and the Company is currently in the process of issuing the additional 30,000 shares; however, we have agreed to issue such shares, and have therefore included such shares in the number of issued and outstanding shares disclosed throughout this filing.  We will claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933 for the above, since the foregoing will not involve a public offering, the recipient will take the securities for investment and not resale and we will take appropriate measures to restrict transfer.

On or about July 25, 2007, we sold Coach Capital, LLC 3,000,000 July 2007 Units for aggregate consideration of $300,000, or $0.10 per unit. The shares were issued in November 2007. We will claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933 for the above, since the foregoing will not involve a public offering, the recipient will take the securities for investment and not resale and we will take appropriate measures to restrict transfer.

On or about July 27, 2007, we sold Epsom Investments 300,000 July 2007 Units for aggregate consideration of $30,000 or $0.10 per unit.  The shares were issued in November 2007. We claim an exemption from registration afforded by Regulation S of the Act ("Regulation S") for the above issuance since the issuance was made to a non-U.S. person (as defined under Rule 902 section (k)(2)(i) of Regulation S), pursuant to an offshore transaction, and no directed selling efforts were made in the United States by us, a distributor, any respective affiliates, or any person acting on behalf of any of the foregoing.

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

In August 2007, we sold an individual 200,000 July 2007 Units for aggregate consideration of $20,000 or $0.10 per unit.  The shares issuable in connection with the Units were issued in November 2007.  We claim an exemption from registration afforded by Regulation S of the Act ("Regulation S") for the above issuance since the issuance was made to a non-U.S. person (as defined under Rule 902 section (k)(2)(i) of Regulation S), pursuant to an offshore transaction, and no directed selling efforts were made in the United States by us, a distributor, any respective affiliates, or any person acting on behalf of any of the foregoing.

In September 2007, we sold an entity 500,000 July 2007 Units for aggregate consideration of $50,000 or $0.10 per unit.  The shares issuable in connection with the Units were issued in November 2007.  We claim an exemption from registration afforded by Regulation S of the Act ("Regulation S") for the above issuance since the issuance was made to a non-U.S. person (as defined under Rule 902 section (k)(2)(i) of Regulation S), pursuant to an offshore transaction, and no directed selling efforts were made in the United States by us, a distributor, any respective affiliates, or any person acting on behalf of any of the foregoing.

In September 2007, we sold Epsom Investments 500,000 July 2007 Units for aggregate consideration of $50,000 or $0.10 per unit.  The shares issuable in connection with the Units have not been issued to date, but have been included in the number of issued and outstanding shares disclosed through this filing as we have received the funds for such subscription.  We claim an exemption from registration afforded by Regulation S of the Act ("Regulation S") for the above issuance since the issuance was made to a non-U.S. person (as defined under Rule 902 section (k)(2)(i) of Regulation S), pursuant to an offshore transaction, and no directed selling efforts were made in the United States by us, a distributor, any respective affiliates, or any person acting on behalf of any of the foregoing.

In September 2007, we sold Epsom Investments 200,000 July 2007 Units for aggregate consideration of $200,000 or $0.10 per unit.  The shares issuable in connection with the Units have not been issued to date, but have been included in the number of issued and outstanding shares disclosed through this filing as we have received the funds for such subscription.  We claim an exemption from registration afforded by Regulation S of the Act ("Regulation S") for the above issuance since the issuance was made to a non-U.S. person (as defined under Rule 902 section (k)(2)(i) of Regulation S), pursuant to an offshore transaction, and no directed selling efforts were made in the United States by us, a distributor, any respective affiliates, or any person acting on behalf of any of the foregoing.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a) EXHIBITS

Exhibit No.	Description

3.1(1)	Articles of Incorporation.

3.1 (2)	Certificate of Amendment to Articles of Incorporation

3.3(1)	Bylaws, as amended.

3.3(3)	Certificate of Change Pursuant to NRS 78.209

3.2(3)	Certificate of Correction to the Company's Articles of Incorporation

10.1(4)	Stock Purchase Agreement between Susan Downing and Adam Cegielski

10.2(5)	Option Agreement with Sydney (which later merged with another entity and is now known as West Timmins Mining Inc.).

10.3(6)	Letter of Extension from West Timmins Mining, Inc. (January 29, 2007)
10.4(7)	Letter of Extension from West Timmins Mining, Inc. (May 31, 2007)
31*	Chief Executive Officer and Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Chief Executive Officer and Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

We filed a Report on Form 8-K on August 17, 2007, to report a change in auditors from Telford Sadovnick, P.L.L.C., Certified Public Accountants ("Telford") to GLO CPAs, LLP, Certified Public Accountants ("GLO").

On September 28, 2007, we filed an amended Report on Form 8-K to amend our report as filed on August 17, 2007, to include a letter from Telford regarding the August 17, 2007 Form 8-K and the disclosures we made therein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDMOUNTAIN EXPLORATION CORPORATION

DATED: December 19, 2007	By: /s/ Adam R. Cegielski
Adam R. Cegielski
Chief Executive Officer