Form 10QSB
period 2007-12-31
GOLDMOUNTAIN EXPLORATION CORP
filed 2008-02-19
CIK 1326780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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

(416) 915-3126
(Registrant's telephone number)

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

At February 12, 2008, there were 87,627,167 shares of the Registrant’s common stock outstanding, which includes 1,980,000 shares which we previously sold pursuant to Subscription Agreements, which shares have not been issued to date, but which have been included in the total number of issued and outstanding shares disclosed throughout this report.

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

As used in this Quarterly Report, the terms "we", "us", "our", and “GoldMountain” mean GoldMountain Exploration Corporation and its subsidiary, unless otherwise indicated. All dollar amounts in this Quarterly report are in U.S. dollars unless otherwise stated.

GOLDMOUNTAIN EXPLORATION CORPORATION

(An Exploration Stage Company)

 THIRD QUARTER CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

(Unaudited)

(Stated in U.S. Dollars)

GOLDMOUNTAIN EXPLORATION CORPORATION
(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Stated in U.S. Dollars)

	DECEMBER 31, 2007	MARCH 31, 2007
		(audited)
ASSETS
Current
Cash	$1,849	$17,096
Prepaid expenses	-	3,030
Total Current Assets	1,849	20,126

Non-Current
Mineral properties	1,060,000	1,060,000
TOTAL ASSETS	$1,061,849	$1,080,126

LIABILITIES

Current
Accounts payable and accrued liabilities	$68,367	$29,798

STOCKHOLDERS' EQUITY

Share Capital
Authorized:
400,000,000 common voting shares with a par value of
$0.001 per share
100,000,000 preferred shares with a par value of
$0.001 per share

Issued and outstanding:
87,377,168 common shares at December 31, 2007
and 80,657,168 common shares at March 31, 2007	87,377	80,657

Additional Paid-In Capital	4,150,923	1,713,143

Stock Subscriptions Received	-	25,000

Deficit Accumulated During Exploration Stage	(3,244,818)	(768,472)
Total Stockholders' Equity	993,482	1,050,328

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,061,849	$1,080,126

The accompanying notes are an integral part of these consolidated financial statements.

GOLDMOUNTAIN EXPLORATION CORPORATION
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Stated in U.S. Dollars)

	THREE MONTHS ENDED DECEMBER 31, 2007	NINE MONTHS ENDED DECEMBER 31, 2007	THREE MONTHS ENDED DECEMBER 31, 2006 (Reclassified)	NINE MONTHS ENDED DECEMBER 31, 2006 (Reclassified)	PERIOD FROM INCEPTION NOVEMBER 3, 2004 TO DECEMBER 31, 2007

Revenue	$-	$-	$-	$-	$-

Operating Expenses
Consulting fees	16,995	44,740	15,443	34,706	88,402
Mineral acquisition costs	-	-	-	-	28,627
Mineral exploration costs	-	476,327	73,627	259,522	867,011
Loss (gain) on foreign exchange	1,762	7,226	(377)	(999)	6,977
Office and sundry	14,146	35,877	19,097	45,113	105,677
Professional fees	9,575	98,176	45,151	104,156	285,124
Write down of mineral
property interest	-	-	-	-	3,500
	42,478	662,346	152,941	442,498	1,385,318

Net Operating Loss For The Period	(42,478)	(662,346)	(152,941)	(442,498)	(1,385,318)

Other Income (Loss)
Stock accretion expense	(35,000)	(1,814,000)	-	-	(1,859,500)

Net Loss For The Period	(77,478)	(2,476,346)	(152,941)	(442,498)	(3,244,818)

Basic And Diluted Loss Per Share	$-	$(0.03)	$(0.01)	$(0.01)

Weighted Average Number of
Common Shares Outstanding	87,214,124	85,080,428	79,231,334	78,684,946

The accompanying notes are an integral part of these consolidated financial statements.

GOLDMOUNTAIN EXPLORATION CORPORATION
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

	THREE MONTHS ENDED DECEMBER 31, 2007	NINE MONTHS ENDED DECEMBER 31, 2007	THREE MONTHS ENDED DECEMBER 31, 2006 (Reclassified)	NINE MONTHS ENDED DECEMBER 31, 2006 (Reclassified)	PERIOD FROM INCEPTION NOVEMBER 3, 2004 TO DECEMBER 31, 2007
Cash provided by (used in)
Operating Activities
Net loss for the period	$(77,478)	$(2,476,346)	$(152,941)	$(442,498)	$(3,244,818)

Item not involving cash:
Stock accretion expense	35,000	1,814,000	-	-	1,859,500

Changes in non-cash working
capital items:
Write down of mineral
property interest	-	-	-	-	3,500
Prepaid expenses	-	3,030	-	(3,253)	-
Accounts payable and
accrued liabilities	(18,003)	38,569	9,182	17,145	68,367
	(60,481)	(620,747)	(143,759)	(428,606)	(1,313,451)
Financing Activity
Share capital issued for cash	50,000	630,500	-	378,800	1,518,800
Share subscriptions received	-	(25,000)	32,565	255,500	-
	50,000	605,500	32,565	634,300	1,518,800
Investing Activity
Additions to mineral property
interest	-	-	-	-	(3,500)
Acquisition of mineral property	-	-	-	(200,000)	(200,000)
	-	-	-	(200,000)	(203,500)

Increase (Decrease) In Cash	(10,481)	(15,247)	(111,194)	5,694	1,849

Cash, Beginning Of Period	12,330	17,096	143,681	26,793	-

Cash, End of Period	$1,849	$1,849	$32,487	$32,487	$1,849

Non-cash investing and
financing activities
Common stock issued for
property acquisition	$-	$-	$-	$860,000	$860,000

Supplemental disclosure of
cash flow information
Cash paid during the period for:
Interest	$-	$-	$-	$-	$-
Income taxes	$-	$-	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

GOLDMOUNTAIN EXPLORATION CORPORATION
(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

PERIOD FROM NOVEMBER 3, 2004 (INCEPTION) TO DECEMBER 31, 2007
(Unaudited)
(Stated in U.S. Dollars)

					DEFICIT
	COMMON STOCK				ACCUMULATED
			ADDITIONAL	STOCK	DURING THE
			PAID-IN	SUBSCRIPTIONS	EXPLORATION
	SHARES	AMOUNT	CAPITAL	RECEIVED	STAGE	TOTAL

Balance, November 3, 2004
(Date of inception)	-	$-	$-	$-	$-	$-
Shares issued for cash
November 3, 2004 at
$0.00025	40,000,000	40,000	(30,000)	-	-	10,000
February 28, 2005 at
$0.0025	35,200,000	35,200	52,800	-	-	88,000
Net loss for the period	-	-	-	-	(11,314)	(11,314)
Balance, March 31, 2005	75,200,000	75,200	22,800	-	(11,314)	86,686

Shares issued for cash:
April 14, 2005 at
$0.0025	2,400,000	2,400	3,600	-	-	6,000
Net loss for the year	-	-	-	-	(72,280)	(72,280)
Balance, March 31, 2006	77,600,000	77,600	26,400	-	(83,594)	20,406

Shares issued for cash:
April 21, 2006
at $0.60	100,000	100	59,900	-	-	60,000
April 28, 2006
at $0.60	83,334	83	49,917	-	-	50,000
August 1, 2006
at $0.60	21,000	21	12,579	-	-	12,600
August 1, 2006
at $0.60	10,000	10	5,990	-	-	6,000
August 1, 2006
at $0.60	417,000	417	249,783	-	-	250,200
February 6, 2007
at $0.60	80,000	80	47,920	-	-	48,000
February 6, 2007
at $0.60	345,834	346	207,154	-	-	207,500
March 19, 2007
at $0.15	1,000,000	1,000	149,000	-	-	150,000
Shares issued for property:
May 11, 2006
at $1.00	500,000	500	499,500	-	-	500,000
September 12, 2006
at $0.72	500,000	500	359,500	-	-	360,000
Shares subscribed for cash:
March 26, 2007
at $0.15		-	-	25,000	-	25,000
Stock accretion expense			45,500			45,500
Net loss for the period	-	-	-	-	(684,878)	(684,878)

Balance, March 31, 2007	80,657,168	80,657	1,713,143	25,000	(768,472)	1,050,328

Shares issued for cash:
May 18, 2007	166,667	167	24,833	(25,000)	-	-
at $0.15
May 22, 2007	100,000	100	14,900	-	-	15,000
at $0.15
June 7, 2007	53,333	53	7,947	-	-	8,000
at $0.15
June 8, 2007	50,000	50	7,450	-	-	7,500
at $0.15
July 20, 2007	150,000	150	14,850	-	-	15,000
at $0.20
July 22, 2007	500,000	500	49,500	-	-	50,000
at $0.20
July 25, 2007	3,000,000	3,000	297,000	-	-	300,000
at $0.20
July 27, 2007	300,000	300	29,700	-	-	30,000
at $0.20
July 27, 2007	200,000	200	19,800	-	-	20,000
at $0.20
August 8, 2007	1,000,000	1,000	99,000	-	-	100,000
at $0.20
September 4, 2007	500,000	500	49,500	-	-	50,000
at $0.20
September 4, 2007	200,000	200	19,800	-	-	20,000
at $0.20
October 31, 2007	500,000	500	49,500	-	-	50,000
at $0.20
Stock accretion expense	-	-	1,814,000	-	-	1,814,000
Finder’s fee			(60,000)			(60,000)
Net loss for the period	-	-	-	-	(2,476,346)	(2,476,346)
Balance, December 31, 2007	87,377,168	$87,377	$4,150,923	$-	$(3,244,818)	$993,482

The accompanying notes are an integral part of these consolidated financial statements.

GOLDMOUNTAIN EXPLORATION CORPORATION
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007
(Unaudited)
(Stated in U.S. Dollars)

1.	BASIS OF PRESENTATION

The unaudited consolidated financial information furnished herein reflects all adjustments which, in the opinion of management, are necessary to fairly state the Company’s consolidated financial position and the results of its operations for the periods presented.  These third quarter consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes hereto included in the Company’s Form 10-KSB for the fiscal year ended March 31, 2007.  The Company assumes that the users of the interim consolidated financial information herein have read, or have access to, the audited consolidated financial statements for the preceding fiscal year, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context.  Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10-KSB for the fiscal year ended March 31, 2007, has been omitted.  The results of operations for the nine month period ended December 31, 2007 are not necessarily indicative for the entire year ending March 31, 2008.  Certain prior period amounts have been reclassified to be consistent with current presentation.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), Business Combinations , which replaces SFAS No 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for us beginning April 1, 2009 and will apply prospectively to business combinations completed on or after that date.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51 , which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for us beginning April 1, 2009 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. At this current time, we do not believe that adoption of SFAS No. 160 would have any effect on our financial statements.

On April 1, 2007, we adopted Emerging Issues Task Force Issue No. 06-2 (“EITF 06-2”), Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43 . EITF 06-2 requires companies to accrue the costs of compensated absences under a sabbatical or similar benefit arrangement over the requisite service period. As we do not currently have a plan for compensated absences under a sabbatical or similar benefit arrangement, the adoption of EITF 06-2 had no effect on our financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities . SFAS No. 159 gives us the irrevocable option to carry many financial assets and liabilities at fair values, with changes in fair value recognized in earnings. SFAS No. 159 is effective for us beginning April 1, 2008, although early adoption is permitted. We are currently assessing the potential impact that electing fair value measurement would have on our financial statements and have not determined what election we will make.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements , which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS No. 157 is effective for us beginning April 1, 2008. In December 2007, the FASB released a proposed FASB Staff Position (FSP FAS 157-b – Effective Date of FASB Statement No. 157 ) which, if adopted as proposed, would delay the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We are currently assessing the potential impact that adoption of this statement would have on our financial statements.

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

These consolidated financial statements have been prepared on a going concern basis.  The Company has incurred losses since inception resulting in an accumulated deficit of $3,244,818 since inception and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management has plans to seek additional capital through a private placement and public offering of its common stock.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

DECEMBER 31, 2007
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

DECEMBER 31, 2007
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

DECEMBER 31, 2007
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

j)      Environmental Costs

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

k)	Asset Retirement Obligations

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

DECEMBER 31, 2007
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

Upon the Company successfully exercising the first option by completing the terms and commitments of the agreement, the Company will then be granted a second option (“the second option”) to acquire an additional 25% interest in the Yoquivo Property by completing the following:

i)	Within 60 days of having vested the initial 50% interest, making a cash payment in favor of Sydney of $250,000;

ii)	Within 60 days of having vested the initial 50% interest, issuing a total of 1,000,000 shares of the Company’s common stock to Sydney;

iii)	Within 24 months of having vested the initial 50% interest, incurring an additional $1,500,000 in exploration expenditures on the Yoquivo Property.

GOLDMOUNTAIN EXPLORATION CORPORATION
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007
(Unaudited)
(Stated in U.S. Dollars)

4.	MINERAL PROPERTIES (continued)

Should the Company successfully exercise the second option to acquire the additional 25% in the Yoquivo Property, Sydney shall have a one-time right, exercisable within 90 days of the Company having vested at 75%, to back into a 50% interest in the Yoquivo Property by making a single cash payment to the Company.  The cash payment will be equal to the greater of:

i)	Two times the Company’s cumulative exploration expenditures incurred under the terms of the second option, exclusive of acquisition payments; and

ii)
Should the value of the Company’s shares issued under the terms of the second options exceed $1,500,000 on the date of exercise of the back in right, a total of two times the Company’s cumulative exploration expenditures incurred under the terms of the second option, exclusive of acquisition payments, plus one-half of the amount by which the value attributable to the Company’s shares exceeds $1,500,000.

The Company shall have the additional right, exercisable within 7 days of receipt of notice of Sydney’s decision to exercise its back in right, to extinguish said right through the issuance of an additional 1,000,000 shares of its common stock in Sydney’s favor.

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

On July 27, 2007, the Company received $30,000 for 300,000 common shares.

On July 27, 2007, the Company received $20,000 for 200,000 common shares.

On August 8, 2007, the Company received $100,000 for 1,000,000 common shares.

On September 4, 2007, the Company received $50,000 for 500,000 common shares.

On September 4, 2007, the Company received $20,000 for 200,000 common shares.

On October 31, 2007, the Company received $50,000 for 500,000 common shares

Each of the above common share issuance were issued with one (1) Class A Warrant with an exercise price of $0.15 per share and with one (1) Class B warrant with an exercise price of $0.30 per share.  The Class A warrants expire one (1) year from the date of issuance of the common shares listed above and the Class B warrants expire two (2) years from the date of issuance of the common shares as indicated above.

GOLDMOUNTAIN EXPLORATION CORPORATION
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007
(Unaudited)
(Stated in U.S. Dollars)

6.	WARRANTS

The following is a summary of the warrant activity during the quarter ended December 31, 2007:

	Three Months Ended		Nine Months Ended
	December 31, 2007		December 31, 2007
	Number	Average	Number	Average
	Of	Exercise	Of	Exercise
	Warrants	Price	Warrants	Price

Outstanding, beginning of period	13,069,999	$0.222	1,000,000	$0.20

Granted	1,000,000	0.225	13,069,999	0.224
Exercised	-	-	-	-
Expired	-	-	-	-
Outstanding, end of period	14,069,999	$0.224	14,069,999	$0.212

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

During the quarter, the Company granted an aggregate of 1,000,000 warrants as a result of the private placements completed.  The total fair value of the 1,000,000 warrants granted based on the Black-Scholes option pricing model was $35,000.  Since the warrants vested immediately the Company recognized $35,000 as stock accretion expense in respect of these grants.

The weighted average assumptions used in calculating the fair value of warrants granted during the quarter ended December 31, 2007 using the Black-Scholes option pricing model are as follows:

2007

Risk-free interest rate	4.34%
Expected life of the warrant	1.5 years
Expected volatility	165.10%
Expected dividend yield	-

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

CERTAIN STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-QSB (THIS "FORM 10-QSB"), CONSTITUTE "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (COLLECTIVELY, THE "REFORM ACT"). CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES", "EXPECTS", "MAY", "SHOULD", OR "ANTICIPATES", OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF GOLDMOUNTAIN EXPLORATION CORPORATION ("GOLDMOUNTAIN", "THE COMPANY", "WE", "US" OR "OUR") TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-QSB, UNLESS ANOTHER DATE IS STATED, ARE TO DECEMBER 31, 2007.

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

In July 2006, the Company entered into two year consulting agreements with Darin Wagner, who is an officer and Director of West Timmins and Peter K.M. Megaw who is an officer and Director of several companies that the Company transacts business with, to serve as consultants to the Company in connection with the Option Agreement and the Company’s planned exploration activities.  The consulting agreements may be cancelled at any time, by either party, by giving thirty days prior written notice to the non-terminating party.  It was originally planned that the consultants would be provided stock options in consideration for their providing consulting services to the Company, but such options were unilaterally cancelled by the Company (see also the risk factor entitled, “We Previously Granted An Aggregate Of 300,000 Warrants To Purchase Shares Of Our Common Stock In November And December 2006, Which Warrants Have Been Cancelled By Us, But Which Shareholders May Still Request Us To Honor In The Future.”)

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

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), Business Combinations , which replaces SFAS No 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for us beginning April 1, 2009 and will apply prospectively to business combinations completed on or after that date.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51 , which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for us beginning April 1, 2009 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. At this current time, we do not believe that adoption of SFAS No. 160 would have any effect on our financial statements.

On April 1, 2007, we adopted Emerging Issues Task Force Issue No. 06-2 (“EITF 06-2”), Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43 . EITF 06-2 requires companies to accrue the costs of compensated absences under a sabbatical or similar benefit arrangement over the requisite service period. As we do not currently have a plan for compensated absences under a sabbatical or similar benefit arrangement, the adoption of EITF 06-2 had no effect on our financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities . SFAS No. 159 gives us the irrevocable option to carry many financial assets and liabilities at fair values, with changes in fair value recognized in earnings. SFAS No. 159 is effective for us beginning April 1, 2008, although early adoption is permitted. We are currently assessing the potential impact that electing fair value measurement would have on our financial statements and have not determined what election we will make.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements , which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS No. 157 is effective for us beginning April 1, 2008. In December 2007, the FASB released a proposed FASB Staff Position (FSP FAS 157-b – Effective Date of FASB Statement No. 157 ) which, if adopted as proposed, would delay the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We are currently assessing the potential impact that adoption of this statement would have on our financial statements.

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

COMPARISON OF OPERATING RESULTS

THREE MONTHS ENDED DECEMBER 31, 2007, COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2006

We have not generated any revenues since our incorporation in November 2004.

We had total expenses of $42,478 for the three months ended December 31, 2007, compared to total expenses of $152,941 for the three months ended December 31, 2006, a decrease in total expenses of $110,463 or 72.2% from the prior period. The main reason for the decrease in expenses was due to a $73,627 decrease in mineral exploration costs, to $0 for the three months ended December 31, 2007, compared to $73,627 for the three months ended December 31, 2006, as we did not make any payments to West Timmins in connection with the Option Agreement during this period; a $35,576 or 78.8% decrease in professional fees, to $9,575 for the three months ended December 31, 2007, compared to $45,151 for the three months ended December 31, 2006; and a $4,951 or 25.9% decrease in office and sundry expense to $14,146 for the three months ended December 31, 2007, compared to $19,097 for the three months ended December 31, 2006, in connection with the rental of our office space and the purchase of certain office supplies; which were offset by a $2,139 increase in loss of foreign exchange, to a loss of $1,762 for the three months ended December 31, 2007, compared to a gain of $377 for the three months ended December 31, 2006; and a $1,552 or 10.0% increase in consulting fees to $16,995 for the three months ended December 31, 2007, compared to $15,443 for the three months ended December 31, 2006, in connection with increased fees paid to our Chief Executive Officer, Adam Cegielski, in consideration for services provided to us by Mr. Cegielski in connection with his efforts to raise funds for our Joint Venture.

Professional fees for the three months ended December 31, 2006 and 2007 were mainly associated with fees paid to our legal counsel in connection with the preparation of our various SEC filings and our accountant in connection with the review of our interim financial statements and the drafting and filing of our Form 10-QSB filings.  Professional fees decreased due to increased expenses with our initial start up operations, exploration activities and filings during the three months ended December 31, 2006, which expenses were not represented during the three months ended December 31, 2007.

We had net operating loss for the three months ended December 31, 2007 of $42,478, compared to a net operating loss for the three months ended December 31, 2006 of $152,941, a decrease in net operating loss of $110,463 or 72.2% from the prior period, which was mainly in connection with the decreases in our mineral exploration costs and professional fees for the three months ended December 31, 2007, compared to the three months ended December 31, 2006, as described above.

We had other loss of $35,000 for the three months ended December 31, 2007, in connection with outstanding warrants granted in connection with the sale of units consisting of common stock and warrants, which other loss was not represented during the three months ended December 31, 2006.

Net loss for three months ended December 31, 2007 was $77,478, compared to a net loss of $152,941 for the three months ended December 31, 2006, a decrease in net loss of $75,463 from the prior period. The decrease in net loss was mainly due to the $110,463 decrease in net operating loss for the three months ended December 31, 2007 compared to the three months ended December 31, 2006, and the $35,000 of stock accretion expense for the three months ended December 31, 2007, which expense was not represented during the three months ended December 31, 2006.

NINE MONTHS ENDED DECEMBER 31, 2007, COMPARED TO THE NINE MONTHS ENDED DECEMBER 31, 2006

We had total expenses of $662,346 for the nine months ended December 31, 2007, compared to total expenses of $442,498 for the nine months ended December 31, 2006, an increase in expenses of $219,848 or 49.7% from the prior period. The main reason for the increase in expenses, was due to a $216,805 or 83.5% increase in mineral exploration costs to $476,327 for the nine months ended December 31, 2007, compared to $259,522 for the nine months ended December 31, 2006, relating to increased payments to West Timmins in connection with the Option Agreement; and a $10,034 or 28.9% increase in consulting fees to $44,740 for the nine months ended December 31, 2007, compared to $34,706 for the nine months ended December 31, 2006, in connection with increased fees paid to our Chief Executive Officer, Adam Cegielski, in consideration for services provided to us by Mr. Cegielski in connection with his efforts to raise funds for our Joint Venture; offset by a $8,225 increase on loss of foreign exchange, to a loss of $7,226 for the nine months ended December 31, 2007, compared to a gain of $999 for the nine months ended December 31, 2006; a $9,236 or 20.5% decrease in office and sundry expense to $35,877 for the nine months ended December 31, 2007, compared to $45,113 for the nine months ended December 31, 2006, in connection with the rental of our office space and the purchase of certain office supplies; and a $5,980 or 5.7% decrease in professional fees to $98,176 for the nine months ended December 31, 2007, compared to $104,156 for the nine months ended December 31, 2006.

Professional fees for the nine months ended December 31, 2006 and 2007 were mainly associated with fees paid to our legal counsel in connection with the preparation of our various SEC filings and our accountant in connection with the review of our interim financial statements and the drafting and filing of our Form 8-Kand periodic report filings.

We had net operating loss for the nine months ended December 31, 2007 of $662,346, compared to a net operating loss for the nine months ended December 31, 2006 of $442,498, an increase in net operating loss of $219,848 or 49.7% from the prior period, which was mainly in connection with the increase in our mineral exploration costs for the nine months ended December 31, 2007, compared to the nine months ended December 31, 2006.

We had other loss of $1,814,000 for the nine months ended December 31, 2007, in connection with outstanding warrants granted in connection with the sale of units consisting of common stock and warrants, which other loss was not represented during the nine months ended December 31, 2006.

Net loss for the nine months ended December 31, 2007 was $2,476,346, compared to a net loss of $442,498 for the nine months ended December 31, 2006, an increase in net loss of $2,033,848 from the prior period. The increase in net loss was mainly due to the $1,814,000 of stock accretion expense for the nine months ended December 31, 2007, which expense was not represented during the nine months ended December 31, 2006, and the $216,805 increase in mineral exploration costs for the nine months ended December 31, 2007, compared to the nine months ended December 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

We had total assets of $1,061,849 as of December 31, 2007, which included current assets consisting solely of cash of $1,849 and non-current assets consisting of mineral properties of $1,060,000 in connection with our investment in the Joint Venture with West Timmins.

We had total liabilities, consisting solely of total current liabilities of $68,367 as of December 31, 2007, which consisted solely of accounts payable and accrued liabilities.

We had negative working capital of $66,518 as of December 31, 2007. We had a deficit accumulated during the exploration stage of $3,244,818 as of December 31, 2007.

We had $620,747 in cash used in operating activities for the nine months ended December 31, 2007, which included $2,476,346 of net loss, offset by $1,814,000 of stock accretion expense and $38,569 of accounts payable and accrued liabilities and $3,030 of prepaid expenses.

We had $605,500 of cash provided by financing activities for the nine months ended December 31, 2007, which related to $630,500 of share capital issued for cash offset by $25,000 of share subscription received.

We currently believe that we will be able to continue our business operations for at least the next ninety days with the cash on hand that we had as of the filing of this report, if no additional funding is raised.

We had paid approximately $600,000 towards exploration expenditures on the Yoquivo Property as of  December 31, 2007, and an additional $150,000 towards our obligation to keep the Property in good standing, which amount does not count towards our required $1,000,000 in exploration expenses which we are required to pay to West Timmins within 24 months of the date of the Option Agreement.

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

In January 2008, we sold an additional $25,000 in July 2007 Units to an offshore investor, which units have not been issued to date, but have been included in the number of issued and outstanding shares disclosed through this filing.

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

As an exploration stage company, we have no revenues or profits to date and our deficit accumulated during our exploration stage as of December 31, 2007, was $3,244,818. We had negative working capital of $66,518 as of December 31, 2007. We are currently being funded by existing shareholders and anticipate being able to continue our business operations for approximately the next ninety days with the cash on hand we had as of the filing of this report, and plan to raise additional funding subsequent to the filing of this report. However, if we do not begin exploration and/or do not have enough money to continue exploration activities it is likely that we will never generate any revenues. Additionally, if we are unsuccessful in mining attempts we may choose to attempt in the future, it is likely that we will never generate any revenues. Additionally, the exploration of minerals is highly speculative, and if throughout our mineral exploration we do not find commercial quantities of minerals, we will likely be forced to curtail or abandon our business plan. If this happens, you could lose your investment in us. If we are unable to generate profits, we will be forced to rely on external financing, of which there is no guarantee, to continue with our business plan.

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

Pursuant to our Articles of Incorporation, we have 400,000,000 shares of Common Stock and 100,000,000 shares of preferred stock ("Preferred Stock") authorized. As of February 12, 2008, we had 87,627,167 shares of our common stock outstanding, which includes 1,980,000 shares of common stock which we have previously sold pursuant to Offshore Subscription Agreements, which shares have not been physically issued to date. As of February 12, 2008, - 0 - shares of Preferred Stock were issued and outstanding. As a result, our Board of Directors has the ability to issue a large number of additional shares of Common Stock without shareholder approval, which if issued could cause substantial dilution to our then shareholders. Additionally, shares of Preferred Stock may be issued by our Board of Directors without shareholder approval with voting powers, and such preferences and relative, participating, optional or other special rights and powers as determined by our Board of Directors, which may be greater than our Common Stock. As a result, shares of Preferred Stock may be issued by our Board of Directors which cause the holders to have super majority voting power over our shares, provide the holders of the Preferred Stock the right to convert the shares of Preferred Stock they hold into shares of our Common Stock, which may cause substantial dilution to our then Common Stock shareholders and/or have other rights and preferences greater than those of our Common Stock shareholders. Investors should keep in mind that the Board of Directors has the authority to issue additional shares of Common Stock and Preferred Stock, which could cause substantial dilution to our existing shareholders. Additionally, the dilutive effect of any Preferred Stock, which we may issue may be exacerbated given the fact that such Preferred Stock may have super majority voting rights and/or other rights or preferences which could provide the preferred shareholders with voting control over us subsequent to this offering and/or provide those holders the power to prevent or cause a change in control. As a result, the issuance of shares of Common Stock and/or Preferred Stock, may cause the value of our securities to decrease and/or become worthless.

We Have Yet To Attain Profitable Operations And Because We Will Need Additional Financing To Fund Our Exploration Activities, Our Accountants Believe There Is Substantial Doubt About Our Ability To Continue As A Going Concern.

We had incurred a net loss of $684,878 for the year ended March 31, 2007, had an accumulated deficit of $768,472 as of March 31, 2007, and had a net loss of $77,478 for the three months ended December 31, 2007, and an accumulated deficit of $3,244,818 as of December 31, 2007, and have generated no revenues to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our mineral claims. These factors raise substantial doubt that we will be able to continue as a going concern. Our independent auditors, have expressed substantial doubt about our ability to continue as a going concern given our recurring losses from operations, which are described in the first risk factor above. This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital, we will not be able to implement our exploration program which requires significant funding past the second phase, as a result we may have to liquidate our business and stockholders may lose their investment. Investors should consider our auditor's comments when determining if an investment in us is suitable.

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

We May Conduct Further Offerings In The Future In Which Case Stockholders Holdings Will Be Diluted.

We completed offerings of 35,200,000 and 2,400,000 shares of our common stock at a price of $0.0025 per share to investors on February 28, 2005 and April 14, 2005, respectively. Additionally, we sold 183,334 shares of our or common stock to two offshore investors in April 2006, 448,000 shares of our common stock to three offshore investors in June 2006, at a price of $0.60 per share, and an aggregate of 425,834 shares of our common stock to two offshore investors in August and September 2006, at a price of $0.60 per share. More recently, we sold 1,166,666 units consisting of one share of common stock and one warrant to purchase one share of our common stock for $0.20 per share for aggregate consideration of $175,000 or $0.15 per unit in March 2007, and 203,333 units for aggregate consideration of $30,500 or $0.15 per unit in June 2007.  In July through September 2007, we completed offerings of an aggregate of 6,350,000 units, each consisting of one share of common stock, one Class A Warrant to purchase one share of our common stock at $0.15 per share, and one Class B Warrant to purchase one share of our common stock at $0.30 per share (the “July 2007 Units”) for aggregate consideration of $565,000 or $0.10 per July 2007 Unit.  Additionally, in January 2008, we sold an aggregate of $25,000 in July 2007 Units to an offshore investor.

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

If We Are Late In Filing Our Quarterly Or Annual Reports With The SEC, We May Be De-Listed From The Over-The-Counter Bulletin Board.

Pursuant to Over-The-Counter Bulletin Board ("OTCBB") rules relating to the timely filing of periodic reports with the SEC, any OTCBB issuer which fails to file a periodic report (Form 10-QSB's or 10-KSB's) by the due date of such report (not withstanding any extension granted to the issuer by the filing of a Form 12b-25), three (3) times during any twenty-four (24) month period is automatically de-listed from the OTCBB. Such removed issuer would not be re-eligible to be listed on the OTCBB for a period of one-year, during which time any subsequent late filing would reset the one-year period of de-listing. As we were deemed late in filing our Form 10-KSB for the period ending March 31, 2007, due to that fact that such filing as originally made failed to include our auditors report, and because we were late in filing our quarterly report on Form 10-QSB for the period ending September 30, 2007, if we are late in our periodic filings one more time during the next four fiscal quarters and/or late three times in any subsequent twenty-four (24) month period, we will be de-listed from the OTCBB, and as a result, our securities may become worthless, and we may be forced to curtail or abandon our business plan.

In The Future, We Will Incur Significant Increased Costs As A Result Of Operating As A Fully Reporting Company In Connection With Section 404 Of The Sarbanes Oxley Act, And Our Management Will Be Required To Devote Substantial Time To New Compliance Initiatives.

Moving forward, we anticipate incurring significant legal, accounting and other expenses in connection with our status as a fully reporting public company. The Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act") and new rules subsequently implemented by the SEC have imposed various new requirements on public companies, including requiring changes in corporate governance practices. As such, our management and other personnel will need to devote a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure of controls and procedures. In particular, for fiscal year 2007, we must perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act.  For fiscal year 2009, Section 404 will require us to obtain a report from our independent registered public accounting firm attesting to the assessment made by management.  Our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

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

Our disclosure controls and procedures were not effective, as we were late in filing our Form 10-QSB for the period ended September 30, 2007 and were late in filing our Form 10-KSB for the period ended March 31, 2007.

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

In January 2008, we sold Epsom Investments 250,000 July 2007 Units for aggregate consideration of $25,000 or $0.10 per unit.  The shares issuable in connection with the Units have not been issued to date, but have been included in the number of issued and outstanding shares disclosed through this filing as we have received the funds for such subscription.  We claim an exemption from registration afforded by Regulation S of the Act ("Regulation S") for the above issuance since the issuance was made to a non-U.S. person (as defined under Rule 902 section (k)(2)(i) of Regulation S), pursuant to an offshore transaction, and no directed selling efforts were made in the United States by us, a distributor, any respective affiliates, or any person acting on behalf of any of the foregoing.

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

We did not file any reports on Form 8-K during the period covered by this Report.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDMOUNTAIN EXPLORATION CORPORATION

DATED: February19, 2008	By: /s/ Adam R. Cegielski
Adam R. Cegielski
Chief Executive Officer